Form 10-Q
period 2014-03-31
Corium International, Inc.
filed 2014-05-14
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

OR

☐          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to               .

Commission File Number: 001-36375

Corium International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3230774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Corium International, Inc.
235 Constitution Drive
Menlo Park, California 94025

(Address of principal executive offices and zip code)

(650) 298-8255

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 7, 2014, there were approximately 17,617,615 shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.                                                FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands)

	As of March 31,	As of September
	2014	30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$5,333	$13,581
Accounts receivable, net	4,257	3,129
Unbilled accounts receivable	2,343	1,495
Inventories, net	3,040	4,508
Prepaid expenses and other current assets	2,415	1,038
Total current assets	17,388	23,751
Property and equipment, net	12,104	12,622
Debt financing costs, net	731	902
Intangible assets, net	6,694	6,647
Notes receivable — related parties	—	100
TOTAL ASSETS	$36,917	$44,022
LIABILITIES, CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,791	$2,748
Accrued expenses and other current liabilities	4,072	3,374
Bank lines of credit	2,658	3,873
Long-term debt, current portion	38	457
Capital lease obligations, current portion	895	1,029
Preferred stock warrant liability	834	560
Recall liability, current portion	774	1,004
Deferred contract revenues, current portion	2,324	2,112
Total current liabilities	13,386	15,157
Long-term interest payable	12,413	11,590
Long-term debt, net of current portion	37,584	36,956
Convertible notes	9,475	9,399
Subordinated note	16,199	13,000
Subordinated note embedded derivative liability	—	7,367
Capital lease obligations, net of current portion	1,274	1,652
Recall liability, net of current portion	3,431	3,828
Deferred contract revenues, net of current portion	3,562	3,688
Total liabilities	97,324	102,637
Convertible preferred stock	57,261	57,261
Redeemable common stock	3,224	3,224
Stockholders’ deficit:
Common stock	2	2
Additional paid-in capital	(29,907)	(26,679)
Accumulated deficit	(90,987)	(92,423)
Total stockholders’ deficit	(120,892)	(119,100)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$36,917	$44,022

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues:
Product revenues	$7,240	$10,218	$15,340	$20,190
Contract research and development revenues	3,173	2,174	5,237	4,762
Other revenues	304	144	608	208
Total revenues	10,717	12,536	21,185	25,160
Costs and operating expenses:
Cost of product revenues	4,998	6,583	10,227	12,816
Cost of contract research and development revenues	3,911	2,820	7,448	5,942
Research and development expenses	1,267	1,520	2,128	2,572
General and administrative expenses	1,236	1,606	3,046	3,398
Amortization of intangible assets	131	133	261	264
Gain on disposal and sale and leaseback of equipment	(32)	(48)	(69)	(91)
Total costs and operating expenses	11,511	12,614	23,041	24,901

Income (loss) from operations	(794)	(78)	(1,856)	259
Interest income	1	2	3	5
Interest expense	(1,780)	(1,923)	(3,804)	(3,696)
Change in fair value of preferred stock warrant liability	(231)	—	(274)	—
Change in fair value of subordinated note embedded derivative liability	6,338	—	7,367	—
Income (loss) before income taxes	3,534	(1,999)	1,436	(3,432)
Income tax benefit (expense)	—	—	—	—
Net Income (loss) and comprehensive income (loss)	$3,534	$(1,999)	$1,436	$(3,432)
Net Income (loss) per share attributable to common stockholders, basic	$0.50	$(0.90)	$0.03	$(1.55)
Net Income (loss) per share attributable to common stockholders, diluted	$0.33	$(0.90)	$0.02	$(1.55)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	2,232,300	2,225,742	2,231,049	2,218,801
Weighted average shares used in computing net income (loss) per share attributable to common stockholders, diluted	5,930,309	2,225,742	3,482,956	2,218,801

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.
Condensed Statements of Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit
(Unaudited)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance — September 30, 2013	36,034,900	$57,261	347,945	$3,224	1,881,177	$2	$(26,679)	$(92,423)	$(119,100)
Decrease in equity associated with modification of subordinated debt	—	—	—	—	—	—	(3,485)	—	(3,485)
Issuance of common stock upon exercise of stock options	—	—	—	—	3,211	—	7	—	7
Stock-based compensation expense	—	—	—	—	—	—	250	—	250
Aggregate fractional shares cancelled in connection with reverse stock split	—	—	—	—	(26)	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	—	1,436	1,436

Balance — March 31, 2014	36,034,900	$57,261	347,945	$3,224	1,884,362	$2	$(29,907)	$(90,987)	$(120,892)

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) and comprehensive income (loss)	$1,436	$(3,432)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,054	998
Gain on disposal and sale and leaseback of equipment	(69)	(91)
Amortization of premium on modification of subordinated note	(286)	—
Change in fair value of preferred stock warrant liability	274	—
Change in fair value of subordinated debt embedded derivative liability	(7,367)	—
Amortization of intangible assets	261	264
Noncash amortized debt issue costs on long-term debt	171	164
Noncash amortized debt discount	104	91
Stock compensation expense	250	213
Changes in operating assets and liabilities:
Accounts receivable, net	(1,128)	(1,367)
Unbilled accounts receivable	(848)	(981)
Inventories, net	1,469	(639)
Prepaid expenses and other current assets	454	326
Accounts payable	144	(170)
Accrued expenses and other liabilities	1,412	(137)
Deferred contract revenues	86	886
Recall liability	(627)	—
Long-term interest payable	823	822
Net cash used by operating activities	(2,387)	(3,053)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,648)	(5,788)
Proceeds from sale of equipment	12	2
Proceeds from repayment of notes receivable — related parties	100	—
Payments for patents and licensing rights	(308)	(353)
Net cash used by investing activities	(1,844)	(6,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	6,600
Payment of transaction costs associated with issuance of common stock and long-term debt	(1,832)	(65)
Principal payments on long-term debt	(452)	(574)
Principal payments on capital lease obligations	(525)	(304)
Borrowings on bank lines of credit	1,298	1,500
Payments on bank lines of credit	(2,513)	(1,572)
Proceeds from exercise of stock options	7	7
Net cash provided (used) by financing activities	(4,017)	5,592
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,248)	(3,600)
CASH AND CASH EQUIVALENTS — Beginning of period	13,581	12,245
CASH AND CASH EQUIVALENTS — End of period	$5,333	$8,645
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,996	$3,112

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with debt financing and equipment lease financing	$—	$23

Property and equipment purchases included in accounts payable and accrued liabilities	$38	$265

Issuance of payment-in-kind notes in lieu of cash interest payments	$647	$589
Transaction costs associated with Initial Public Offering included in accrued liabilities	$1,161	$—

See accompanying notes to condensed consolidated financial statements

CORIUM INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

1.  Organization, Description of Business, and Summary of Significant Accounting Policies

Organization

Corium International, Inc., a Delaware corporation (the “Company”), is a commercial stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage its broad experience in transdermal and transmucosal delivery systems.

In the normal course of business, the Company enters into collaborative agreements with partners to develop and manufacture products based on the Company’s drug delivery technologies. Revenues consist of net sales of products manufactured, royalties and profit-sharing payments based on sales of such products by partners, and product development fees for research and development activities under collaborative agreements with strategic partners. The Company is also engaged in the research and development of its own proprietary transdermal drug delivery products using its proprietary technologies.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2014 or for any future period. The balance sheet as of September 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended September 30, 2013 included in the Company’s Prospectus filed pursuant to Rule 424(b)(4) on April 3, 2014 with the SEC (the “Prospectus”).

There have been no material changes to the significant accounting policies previously disclosed in the Prospectus.

Reverse Stock Split

On March 20, 2014, the Company effected a 1-for-10.1 reverse stock split of the Company’s outstanding common stock resulting in a reduction of the Company’s total common stock issued and outstanding from 19,032,056 shares to 1,884,362 shares. The reverse stock split affected all stockholders of the Company’s common stock uniformly, and did not materially affect any stockholder’s percentage of ownership interest. The par value of the Company’s common stock remained unchanged at $0.001 per share and the number of authorized shares of common stock remained the same after the reverse stock split.

As the par value per share of the Company’s common stock remained unchanged at $0.001 per share, a total of $17,148 was reclassified from common stock to additional paid-in capital. In connection with this reverse stock split, the number of shares of common stock reserved for issuance under the Company’s equity incentive, stock option and employee stock purchase plans (see Note 4) as well as the shares of common stock underlying outstanding stock options, restricted stock units and warrants were also proportionately reduced while the exercise prices of such stock options and warrants were proportionately increased. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Initial Public Offering

On April 2, 2014, the Company’s registration statements on Form S-1 (File No. 333-195002 and File No. 333-195002) relating to the Initial Public Offering (the “IPO”) of its common stock were declared effective by the SEC. The IPO closed on April 8, 2014 at which time the Company sold 6,500,000 shares of its common stock at a price of $8.00 per share. Corium also granted the underwriters a 30-day option to purchase up to 975,000 additional shares of common stock at the IPO price. The underwriters exercised this option to purchase 374,997 shares on May 2, 2014.  The Company received cash proceeds of $48.5 million from the IPO, including proceeds from the partial exercise of the underwriters’ option, net of underwriting discounts and commissions and estimated expenses paid by the Company.

On April 8, 2014, immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 3,567,807 shares of common stock, and the related carrying value of $57.3 million was reclassified to common stock and additional paid-in capital. In addition, certain warrants to purchase convertible preferred stock and common stock were also converted and net exercised into 971,440 shares of common stock. Upon the consummation of the IPO, Corium also repurchased 1,077,809 shares of common stock for an aggregate purchase price of $5.2 million from its founders.

Following the filing of the Restated Certificate of Incorporation of the Company on April 8, 2014, the number of shares of capital stock the Company is authorized to issue is 155,000,000 shares, of which 150,000,000 shares may be common stock and 5,000,000 shares may be preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share.

Use of Estimates

Estimates and assumptions are required to be used by management in the preparation of financial statements in conformity with U.S. GAAP that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of operating revenues and operating expenses during the reporting period.  Those estimates and assumptions affect revenue recognition and deferred revenues, impairment of long-lived assets, determination of fair value of stock-based awards and other debt and equity related instruments, and accounting for income taxes.  As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Concentration of Credit Risk

Four partners accounted for 92% and 94% of the Company’s revenues for the three and six months ended March 31, 2014, compared to 99% and 99% for the corresponding periods in 2013.  These same partners accounted for 98% and 100% of accounts receivable as of March 31, 2014 and September 30, 2013.

Revenue Recognition

The Company generates revenues from agreements for the development and commercialization of its products.  The terms of the agreements may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, milestone payments, product sales and royalties and profit sharing on product sales derived from partner agreements.  The Company recognizes revenues when the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured.

Revenue related to multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting.  This determination is generally based on whether any deliverable has stand-alone value to the partner.  This analysis also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting.  The selling price used for each unit of accounting is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  Typically, the Company has not granted licenses to partners at the beginning of its arrangements and thus there are no delivered items separate from the research and development services provided.  As such, upfront payments are recorded as deferred revenues in the balance sheet and are recognized as contract research and development revenues over the estimated period of performance that is consistent with the terms of the research and development obligations contained in the agreement.  The Company periodically reviews the estimated period of performance based on the progress made under each arrangement.

Amounts related to research and development funding are generally recognized as the related services or activities are performed, in accordance with the contract terms.  To the extent that agreements specify services are to be performed on a cost-plus basis, revenues are recognized as services are rendered.  Such work is generally billed on a monthly basis for time incurred at specified rates in the agreements.  To the extent that agreements specify services to be performed on a fixed-price basis, revenues are recognized consistent with the pattern of the work performed.  Generally, all of the agreements provide for reimbursement of third-party expenses, and such reimbursable expenses are billed as revenues as incurred.

The arrangements may include contractual milestones, which relate to the achievement of pre-specified research, development, regulatory and commercialization events.  The milestone events contained in the Company’s arrangements coincide with the progression of the Company’s product candidates from research and development, to regulatory approval and through to commercialization.  The process of successfully developing a new product, having it approved from a regulatory perspective and ultimately sold for a profit is highly uncertain.  As such, the milestone payments that the Company may earn from its partners involve a significant degree of risk to achieve.  Research and development milestones in the Company’s collaboration agreements may include the following types of events: completion of pre-clinical research and development work, completion of certain development events and initiation or completion of clinical trials.  Regulatory milestones may include the following types of events: filing of regulatory applications with the Food and Drug Administration and approval of the regulatory applications by the Food and Drug Administration.  Commercialization milestones may include product launch.  The Company recognizes each milestone payment in its entirety in the period in which the milestone is achieved.

Upon commercialization, revenues are generated from product sales, royalties and profit sharing.  Product sales are generally recognized as products are shipped and title and risk of loss pass to the partner.  Royalties and profit sharing are generally recognized when the Company’s partners sell the product to their customers and are based on a percentage of the Company’s partners’ gross sales or net profits for products subject to the Company’s agreements with its partners.  Royalties and profit sharing totaled $1.1 million and $3.0 million for the three and six months ended March 31, 2014, compared to $2.3 million and $4.3 million for the corresponding periods in 2013.

Other revenues consist primarily of income derived from the Company’s arrangements with its partners, whereby a portion of the revenues received under these agreements relates to rental income from embedded leases associated with these relationships, as well as revenues associated with licenses granted to a third party for intellectual property related to thin film dressings.

2.  Fair Value Measurements

Except as noted below, the carrying values of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximated their fair values due to the short period of time to maturity or repayment.

The Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2013 and as of March 31, 2014, by level within the fair value hierarchy, are as follows (in thousands):

	As of March 31, 2014
	Level I	Level II	Level III	Total
Preferred stock warrant liability	$—	$—	$834	$834
Total financial liabilities	$—	$—	$834	$834

	As of September 30, 2013
	Level I	Level II	Level III	Total
Preferred stock warrant liability	$—	$—	$560	$560
Subordinated note embedded derivative liability	—	—	7,367	7,367
Total financial liabilities	$—	$—	$7,927	$7,927

The Company’s Level III liabilities consist of a preferred stock warrant liability (see Note 6) and subordinated note embedded derivative liability (Note 4).  The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities, which are measured on a recurring basis (in thousands):

Balance as of September 30, 2013	$7,927
Change in fair value of preferred stock warrants	274
Change in fair value of subordinated note embedded derivative liability	(7,367)
Balance as of March 31, 2014	$834

The following financial instruments have carrying values which differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (Level III valuation technique) (in thousands):

	As of March 31, 2014
	Carrying Value	Fair Value	Difference
Long-term debt	$37,622	$37,622	$—
Convertible notes	9,475	15,047	5,572
Subordinated note	16,199	16,445	246
Total	$63,296	$69,114	$5,818

	As of September 30, 2013
	Carrying Value	Fair Value	Difference
Long-term debt	$37,413	$37,413	$—
Convertible notes	9,399	14,316	4,917
Subordinated note	13,000	9,508	(3,492)
Total	$59,812	$61,237	$1,425

3.  Inventories

Inventories consist of the following (in thousands):

	As of March 31, 2014	As of September 30, 2013
Raw materials	$1,698	$2,410
Work in process	761	1,546
Finished goods	789	667
Total inventories, cost	3,248	4,623
Less inventory reserves	(208)	(115)
Total inventories, net	$3,040	$4,508

4.  Debt

The Company’s outstanding debt as of September 30, 2013 and March 31, 2014 consist of a bank line of credit, amounts outstanding under a term loan agreement classified as long-term debt, convertible notes and a subordinated note as follows (in thousands):

	As of March 31, 2014	As of September 30, 2013
Bank line of credit	$2,658	$3,873
Long-term debt	37,622	37,413
Convertible notes	9,475	9,399
Subordinated note	16,199	13,000
Total	65,954	63,685
Less current portion, consisting of bank line of credit and long-term debt	2,696	4,330
Long-term portion	$63,258	$59,355

Bank Line of Credit

The Company entered into a line of credit on August 31, 2012 which provides for borrowings up to $6.0 million, expires on August 31, 2014, and is collateralized by a first security interest in cash, accounts receivable, and inventory, as well as a secondary interest in all other assets of the Company.  Advances under the line of credit are based on 80% of eligible accounts receivable.  The line of credit bears interest at 0.25%, plus the bank’s prime rate (an effective rate of 4.25% as of September 30, 2013 and March 31, 2014), and provides for a minimum monthly interest charge of $5,000.  In addition, the line of credit required a $60,000 facility fee which was paid in August 2013.  The line of credit contains a minimum monthly liquidity covenant of $2.0 million of net cash on deposit with the commercial bank.  The Company was in compliance with such covenant as of September 30, 2013 and March 31, 2014.

Long-term Debt

Long-term debt was as follows (in thousands):

	As of March 31, 2014	As of September 30, 2013
Term loan agreement expiring June 30, 2017. See terms of the agreement below. Less discount of $103 and $89 as of September 30, 2013 and March 31, 2014	$36,953	$36,293
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due April 2015	111	124
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	558	575
Notes payable to finance Company insurance premiums. The note calls for monthly payments of principal and interest of $71 at an interest rate of 2.192% and is due March 2014	—	421
Total	37,622	37,413
Less current portion	38	457
Long-term portion	$37,584	$36,956

On July 13, 2012, the Company completed a $35.0 million term loan agreement with a financial investment fund.  In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement.  The agreement requires interest to be paid quarterly at a simple annual rate of 15%, and that all outstanding principal be repaid in four equal quarterly payments beginning September 30, 2016.  The facility also contains a provision whereby the Company can choose to defer cash payment of 3.5% interest on the original outstanding principal from the first 11 quarterly interest payments by converting that portion of the interest otherwise due into additional notes under the agreement.  As of September 30, 2013 and March 31, 2014, the Company has converted $1.4 million and $2.0 million, respectively, of interest into additional notes (payment-in-kind notes).  Amounts outstanding under the term loan agreement are collateralized by all of the Company’s assets and the agreement contains a 1% fee on all draws and provides for a prepayment penalty on the outstanding principal if the Company chooses to repay principal prior to maturity, or upon other specified events, including a change of control.  The term loan agreement provides for financial covenants for minimum revenues and minimum liquidity, with which the Company was in compliance as of September 30, 2013 and March 31, 2014.

Convertible Notes

In 2008 and 2009, the Company issued convertible bridge notes (the “Convertible Notes”) and warrant purchase agreements to several of the existing Series C preferred stock investors, whereby the Company raised a total of $20.0 million.  As originally issued, the Convertible Notes accrued interest at 10% per year and mature on the earliest of July 31, 2009, the consummation of a significant sale of assets of the Company outside the normal course of business, or upon an uncured event of default.  Subsequently, the maturities of the Convertible Notes were initially extended to October 31, 2009, after which they became due.  In connection with the closing of the $35.0 million term loan agreement in July 2012, the Company further extended the maturity date of the Convertible Notes to July 1, 2017.   Interest has not been paid on the Convertible Notes since inception, and is therefore presented as long-term accrued interest.

The Convertible Notes are convertible into preferred stock of the Company.  Upon completion of the Company’s next preferred stock equity financing, the Convertible Notes will convert automatically into the series of preferred stock issued in that financing, at a conversion price equal to the price per share for such financing.  The Convertible Notes are secured by all assets of the Company, with such security interest being subordinated to the security interest granted by the Company to its commercial bank and the $35.0 million term loan agreement.  Pursuant to an intercreditor agreement the Company entered into in July 2012, the Company is not permitted to pay interest on these notes until maturity.

The Convertible Notes also provide for an amendment of the voting agreement between the Company and the majority of its stockholders, pursuant to which the major investor has the right to increase the maximum size of the board of directors to 11 and the major investor also has the right to appoint up to 6 of the directors.  As of March 31, 2014 the major investor had not exercised either of these rights.

In connection with the Convertible Notes, the Company also issued common stock warrants exercisable for a number of shares equal to 60% of the principal amount of the Convertible Notes, divided by the conversion price of the Convertible Notes, which is, initially, the original issue price of the Series C preferred stock.  The warrants are only exercisable following conversion of the Convertible Notes into preferred stock and will be exercisable for shares of common stock of the Company.

Subordinated Note

In 2009, the Company issued a subordinated note (the “Subordinated Note”) to one of the existing Series C preferred stock investors raising a total of $13.0 million.  The Subordinated Note accrues simple interest at 5% per year and had an original maturity of the earliest of March 31, 2010, the consummation of a significant sale of assets of the Company outside the normal course of business, or upon an uncured event of default.  In connection with the closing of the term loan agreement during the year ended September 30, 2012, the maturity of the Subordinated Note was extended to July 1, 2017, and, as a result, the Subordinated Note is classified as a long-term obligation as of September 30, 2013 and March 31, 2014.  Interest has not been paid on the Subordinated Note since inception and is therefore, presented as long-term accrued interest.

The Subordinated Note is secured by all assets of the Company, with such security interest subordinated to the security interest granted by the Company to both its commercial bank and the term loan agreement.  Pursuant to an intercreditor agreement the Company entered into in July 2012, the Company is not permitted to pay interest on these notes until maturity.

If the Company consummates a merger of the Company or a sale of all or substantially all of the Company’s assets, or a significant asset sale prior to the full repayment of the Subordinated Note, then, at the written election of the subordinated note holder, the holder of the Subordinated Note will be entitled to be repaid the entire outstanding balance under the Subordinated Note plus an additional amount equal to the outstanding principal under the Subordinated Note, plus all accrued interest.  The Company has determined that this feature is an embedded derivative requiring bifurcation and separate accounting.  The fair value of this embedded derivative liability was $7.4 million as of September 30, 2013, but as of March 31, 2014 the Company has determined that, due to the proximity of the Company’s IPO as of that date (see Note 1), the probability of scenarios that would trigger the payment of the additional amount was negligible and, as a result, the embedded derivative has no value.  The change in fair value was recorded to change in fair value of Subordinated Note embedded derivative liability.

Recapitalization

In December 2013, the Company entered into an amendment and conversion agreement with Essex Woodlands pursuant to which the Company and Essex Woodlands (i) amended the Convertible Notes held by Essex Woodlands and other investors to provide that they will automatically convert either into 2,036,555 shares of the Company’s common stock immediately prior to the closing of an initial public offering of the Company’s common stock or into 2,036,555 shares of the Company’s Series C preferred stock immediately prior to the first closing of a qualified equity financing that occurs prior to the closing of an initial public offering of the Company’s common stock, and the Convertible Notes will be terminated; (ii) amended the terms of the Subordinated Note to provide that it will automatically convert either into 3,387,146 shares of the Company’s common stock immediately prior to the closing of an initial public offering of the Company’s common stock or into 3,387,146 shares of a new series of the Company’s preferred stock (with identical rights, preferences and privileges as the Company’s Series C preferred stock, but with a liquidation preference of one times its original issue price) immediately prior to the first closing of a qualified equity financing that occurs prior to the closing of an initial public offering of the Company’s common stock, and the Subordinated Note will be terminated; and (iii) requires Essex Woodlands to effect the automatic conversion of all outstanding shares of the Company’s preferred stock in connection with the completion of an initial public offering of the Company’s common stock.

Simultaneously, the Company also entered into a repurchase agreement pursuant to which the Company agreed to repurchase 1,077,809 shares of the Company’s common stock for an aggregate repurchase price of $5.2 million from two of the Company’s founders.  These repurchases will occur immediately prior to the earlier of the consummation of an initial public offering of the Company’s common stock and the first closing of a qualified equity financing, and these repurchases will satisfy in full all of the Company’s remaining obligations under the repurchase agreements which are discussed in Note 7.

On April 8, 2014, in connection with the closing of the IPO, the Convertible Notes and Subordinated Note were converted and terminated, and the Company repurchased 1,077,809 shares of common stock from the founders as described above.

5.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements during the three and six months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
P&G	$2,811	$2,533	$5,762	$5,262
Teva	2,784	3,973	6,487	8,394
Actavis/Par	3,405	4,667	6,528	8,563
Agile	851	1,287	1,217	2,603
Other	866	76	1,191	338
Total revenues	$10,717	$12,536	$21,185	$25,160

6.  Warrants

The Company issued warrants to purchase shares of the Company’s stock as part of several transactions from 2008 through 2013.  The warrants have been recorded as either equity instruments or liability instruments based on the terms of the warrants.

Preferred Stock Warrants

The Company issued warrants to purchase Series C preferred stock, which comprise the only warrants to purchase preferred stock issued by the Company as of March 31, 2014.

All of the Series C preferred stock warrants are exercisable for a period of five years from issuance except certain warrants to purchase 163,522 shares of Series C preferred stock that expire upon the earlier of five years and the closing of an IPO.  The warrants are exercisable in cash or through a cashless exercise provision.  Under the cashless exercise provision, the holder may, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Series C preferred stock at the time of exercise of the warrant after deducting the aggregate exercise price.  In the event that all outstanding shares of the Series C convertible preferred stock are converted into common stock, the warrants will be exercisable for the same number of shares of common stock.

As of September 30, 2013 and March 31, 2014, warrants to purchase 1,739,992 and 1,380,241 shares of Series C preferred stock were outstanding with a weighted average exercise price of $0.90 per share.  Of this amount, warrants to purchase 1,380,241 shares of Series C preferred stock contain antidilution protection.  Therefore, the Company evaluated these warrants as derivative instruments, and accordingly recorded the warrants as liabilities at fair value at the time of issuance, with the fair value then adjusted at each subsequent balance sheet date.  The Company will continue to adjust the preferred stock warrant liabilities for changes in the fair value of the warrants until the earlier of (i) the exercise of the warrants, (ii) the conversion of the underlying preferred stock into common stock, at which time, the liability will be reclassified to stockholders’ equity, and (iii) the expiration of the warrants.

The fair value of the outstanding convertible preferred stock warrants containing antidilution protection was remeasured as of September 30, 2013 and March 31, 2014 using the Probability-Weighted Expected Return Model.  The Company uses a number of assumptions to estimate the fair value including the likelihood of various scenarios, the expected volatility and the fair value of the underlying stock under each scenario.  These assumptions are:

	As of March 31, 2014	As of September 30, 2013
Remaining contractual term (in years)	4.80 – 7.70	5.07 - 8.24
Risk-free interest rate	1.73 – 2.30%	1.39 - 2.02%
Expected volatility	70 - 75%	68 - 77%
Expected dividend rate	0%	0%

The fair value of these warrants totaled $0.6 million and $0.8 million as of September 30, 2013 and March 31, 2014.

On April 8, 2014, in connection with the closing of the IPO, certain warrants to purchase Series C convertible preferred stock were converted and net exercised into 971,440 shares of common stock, and the remainder of the outstanding warrants to purchase Series C convertible preferred stock were all converted into warrants to purchase common stock.

Common Stock Warrants

As of September 30, 2013 and March 31, 2014, warrants to purchase 1,294,613 shares of common stock were outstanding with a weighted average exercise price of $1.95 per share.  All of the common stock warrants are exercisable at the earlier of a period of five years from issuance and the closing of an initial public offering of common stock.  The fair value of these warrants was recorded in stockholders’ deficit upon issuance.

On April 8, 2014, in connection with the closing of the IPO, warrants to purchase 1,286,495 shares of common stock, along with warrants to purchase 163,522 shares of Series C convertible preferred stock, were net exercised into 971,440 shares of common stock.

7.  Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit

Convertible Preferred Stock

Convertible preferred stock as of September 30, 2013 and March 31, 2014, on an unconverted basis, consists of the following (in thousands, except for share and per share data):

	Shares Authorized	Original Issue Price	Shares Issued and Outstanding	Aggregate Liquidation Amount
Series A	1,114,100	$0.220	1,114,066	$490
Series B	7,602,200	0.875	7,602,132	6,652
Series C	57,000,000	0.917	27,318,702	50,119
Balance as of September 30, 2013 and March 31, 2014	65,716,300		36,034,900	$57,261

Common Stock

The Company was authorized to issue up to 115,000,000 shares of common stock as of September 30, 2013 and March 31, 2014 at par value of $0.001 per share.  The Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	As of March 31, 2014	As of September 30, 2013
Issuances under stock option plans	2,050,019	1,781,846
Conversion of convertible preferred stock	3,567,807	3,567,811
Issuances upon exercise of convertible preferred stock warrants	136,653	172,276
Issuances upon exercise of common stock warrants	1,294,613	1,294,618
	7,049,092	6,816,551

Repurchases of Common Stock from Founders — In connection with the Series C financing, the Company, in accordance with specific stock repurchase agreements approved by the board of directors, the Company purchased from the two founders an aggregate of 215,872 shares of common stock at a purchase price of $9.26 per share.  The stock repurchase agreements also provided for the Company to repurchase an additional total of 215,872 shares of common stock held by each of the two founders at a price of $9.26 per share.  These agreements were amended in March 2008 to suspend the Company’s obligation to repurchase these shares if, in the discretion of the Company’s board of directors, any such repurchase would result in a material adverse effect on the Company’s financial condition.  As these shares are conditionally redeemable, they are classified outside of stockholders’ deficit.  As of September 30, 2013 and March 31, 2014, the remaining agreement to repurchase such shares is contingent on approval by the board of directors.  As discussed in Note 4, in December 2013, the Company entered into another agreement which would include the satisfaction in full of all of the Company’s remaining obligations under these repurchase agreements upon the earlier of the closing of an initial public offering of the Company’s common stock and the first closing of a qualified equity financing.

The Company completed the repurchase of 1,077,809 shares of common stock from the founders on April 8, 2014, thereby satisfying all of the Company’s obligations under the repurchase agreements.

8.  Stock-Based Compensation

Equity Incentive Plans

As of September 30, 2013 and March 31, 2014, the Company has three equity incentive plans, two sponsored by the Company, and a separate stock option plan of StrataGent, Inc. StrataGent, Inc. was acquired by the Company on September 20, 2007. The unexpired, unexercised options outstanding for those employees of StrataGent who remained Company employees after the merger was effected were assumed by the Company.  Each StrataGent option became exercisable into whole shares of Corium stock based on an agreed exchange ratio and per share exercise price such that the total value of the option grant did not change.  The Company elected to make no further grants under the StrataGent Plan; however its terms continue to govern all options issued under that plan.  No additional shares available for grant were assumed by the Company, and any options that were returned to the pool subsequent to the merger were canceled and were not made available for future grants.  This wholly owned subsidiary was dissolved during 2008.

The Corium plans consist of the 2002 stock option plan that expired in 2012 and the 2012 equity incentive plan which was adopted in November 2012.  The exercise price of each option issued under the Corium Plan is no less than the fair value of the Company’s stock, as determined by the board of directors on the date of the grant.The maximum term of the options is ten years and the maximum vesting period is four years.

A summary of activity under the Corium Plan during the six months ended March 31, 2014 is as follows:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)

Balance — September 30, 2013	248,410	1,528,876	$2.22	7.22	$1,287
Additional shares authorized	272,277	—
Granted	(467,089)	467,089	$4.14
Exercised	—	(3,211)	$2.22
Forfeited	124	(124)	$2.22
Cancelled	2,246	(2,243)	$2.22

Balance — March 31, 2014	55,968	1,990,387	$2.65	7.34	$10,649

Employee stock-based compensation expense for the three and six months ended March 31, 2013 and 2014 is classified in the statements of operations as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Cost of product revenues	$5	$4	$11	$22
Cost of contract research and development revenues	5	2	9	13
Research and development	16	4	23	24
General and administrative	168	31	207	154
Total stock-based compensation	$194	$41	$250	$213

As of March 31, 2014, there was a total of $3.6 million of unrecognized employee compensation cost, net of estimated forfeitures, related to non-vested stock option awards, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.7 years.

On March 20, 2014, the Company approved the following new plans, which became effective in connection with the IPO:

•                  2014 Equity Incentive Plan.  Under the plan, the Company has reserved a total of 1.0 million shares plus the remaining unissued shares under the 2012 equity incentive plan of common stock for issuance to employees.  On January 1 of each year for the ten year term of the plan, the number of shares issuable under the plan can be increased by an amount equal to up to 4% of the number of shares of common stock outstanding as of the preceding December 31, as agreed to by the board of directors.  No shares under the plan have been issued as of March 31, 2014.

•                  2014 Employee Stock Purchase Plan.  Under the plan, the Company has reserved a total of 310,000 shares of common stock for issuance to employees.  On January 1 of each year for the ten year term of the plan, the number of shares issuable by the plan can be increased by an amount equal up to 1% of the number of shares of common stock outstanding as of the preceding December 31, as agreed to by the board of directors, however, no more than 3.0 million shares may be issued over the ten year term of the plan.  No shares under the plan have been issued as of March 31, 2014.

9.  Product Recall Liability

In fiscal 2008 and fiscal 2010, Actavis issued two voluntary recalls of certain lots and strengths of Fentanyl TDS manufactured by the Company and sold and distributed by Actavis in the United States.  The Company and Actavis negotiated financial settlements for these two recalls, and the Company accrued amounts related to these settlements in fiscal 2009 and 2011.  Such recall liabilities were subsequently reduced through various mechanisms per the terms of the settlement agreements.

In October 2012, the Company reached a revised settlement related to these recalls which provides for a total and combined remaining liability of $5.0 million.  The revised liability will be repaid through quarterly payments in arrears based on a percentage of the average of the total net revenues recorded by the Company related to Fentanyl TDS.  These payments to Actavis started July 1, 2013 and continue through April 1, 2017.  To the extent that the revised settlement liability is not repaid as of April 1, 2017, the remaining liability, if any, will be converted into the most recent form of capital stock issued by the Company in connection with a financing, at the price per share of that financing.  The revised liability does not accrue interest.

The following table summarizes the changes to the product recall liability (in thousands):

Balance at September 30, 2013	$4,832
Payment of settlement liability	(627)
Balance at March 31, 2014	$4,205

10.  Net Income (Loss) Per Common Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders during the three and six months ended March 31, 2013 and 2014 (in thousands, except share and per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Basic Net income (loss) per share
Net Income (loss) attributable to common stockholders, basic and diluted	$3,534	$(1,999)	$1,436	$(3,432)
Less: undistributed earnings attributable to participating securities	(2,420)	—	(1,375)	—
Net Income (loss) attributable to common stockholders, basic	$1,114	$(1,999)	$61	$(3,432)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	2,232,300	2,225,742	2,231,049	2,218,801
Net Income (loss) attributable to common stockholders, basic	$0.50	$(0.90)	$0.03	$(1.55)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Fully Diluted Net income (loss) per share
Net Income (loss) attributable to common stockholders, basic	$3,534	$(1,999)	$1,436	$(3,432)
Less: undistributed earnings attributable to participating securities	(1,573)	—	(1,358)	—
Net Income (loss) attributable to common stockholders, diluted	$1,961	$(1,999)	$78	$(3,432)
Weighted average shares used in computing net income (loss) per share attributable to common stockholders, basic	2,232,300	2,225,742	2,231,049	2,218,801
Effect of potentially dilutive securities
Dilutive options	756,300	—	518,655	—
Assumed conversion of convertible notes	2,063,989	—	—	—
Common stock warrants	877,720	—	733,252	—
Weighted average shares used in computing net income (loss) per share attributable to common stockholders, diluted	5,930,309	2,225,742	3,482,956	2,218,801
Net income (loss) attributable to common stockholders, diluted	$0.33	$(0.90)	$0.02	$(1.55)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Convertible preferred stock	3,567,807	3,567,811	3,537,807	3,567,811
Stock options to purchase common stock	—	1,489,238	37,902	1,489,238
Common stock warrants	—	1,286,499	—	1,286,499
Preferred stock warrants	170,962	172,276	136,658	172,276
Convertible notes	—	1,982,667	2,090,604	1,982,667

11.  Income Taxes

The Company did not record a provision for income taxes for the three and six months ended March 31, 2014, because it expected to generate a net operating loss for the year ending September 31, 2014.  The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

12.                               Segment and Enterprise-wide Information

The Company’s chief operating decision maker is its chief executive officer.  The chief executive officer reviews its operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.  The Company has one business activity and there are no segment managers who are held accountable for operations, or operating results for levels or components.  Accordingly, the Company has a single reporting segment and operating unit structure.

All of the Company’s revenues are derived from partners located in the United States and all long-lived assets are located in the United States.

13.  Subsequent Events

Initial Public Offering

In connection with the IPO discussed in Note 1, the Company also completed the following related transactions:

•                                          Warrants to purchase 163,522 shares of convertible preferred stock and warrants to purchase 1,286,495 shares of common stock, were all automatically exercised for 971,440 shares of common stock using the net exercise provisions in the warrants. See Note 1.

•                                          2,036,655 shares of common stock were issued to the holders of the Convertible Notes under the conversion rights granted to the note holders as part of the recapitalization. See Note 4.

•                                          3,387,146 shares of common stock were issued to the holders of the Subordinated Note under the conversion rights granted to the note holders as part of the recapitalization.  See Note 4.

•                                          1,077,809 shares of redeemable common stock were repurchased from the founders for a total of $5.2 million as part of the recapitalization. See Note 4.

•                                          The 2014 equity incentive plan and the 2014 employee stock purchase plans, described in Note 8, became effective.

•                                          Conversion of preferred warrants that did not net exercise and remain outstanding.

•                                          Termination of the 2012 equity incentive plan and rollover of unissued shares into the 2014 equity plan.

•                                          Filing of the Restated Certificate of Incorporation on April 8, 2014, increasing the authorized common stock and authorizing the preferred stock.

Performance-Based Stock Option Grants- During the year ended September 30, 2013, the Company granted options to purchase 146,024 shares of common stock to certain executive officers and directors, which contain performance-based vesting criteria. These shares vest upon completion of certain milestone events which are specific to the Company’s corporate goals.  Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. Since the closing of the IPO in April 2014, the Compensation Committee of the Company’s board of directors has determined that the performance-based criteria have been met for options related to 137,510 shares of common stock and, accordingly, the Company will be recording stock-based compensation expense of $0.3 million for the three months ending June 30, 2014 related to these performance-based stock options.

* * * **

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2013 included in the final prospectus for our initial public offering dated as of April 2, 2014, and filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on April 3, 2014 (File Nos. 333-194279 and 333-195002). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year ends September 30. Throughout this discussion and analysis, references to “fiscal year” or “fiscal years” refer to years ended September 30.

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience in transdermal and transmucosal delivery systems. Together with our partners, we have successfully developed six marketed products in the prescription drug and consumer markets, and we are the sole commercial supplier of each of those products for our marketing partners. These marketed products are Clonidine Transdermal Delivery System, or TDS, Fentanyl TDS and four Crest Advanced Seal Whitestrips products. We use our novel transdermal and transmucosal approaches to bring new products to markets with significant opportunities. Our development platforms enable transdermal delivery of large molecules, or biologics, including vaccines, peptides and proteins, as well as small molecules that are otherwise difficult to deliver in a transdermal dosage form. Our pipeline includes two partnered products that are the subject of pending drug marketing applications to the U.S. Food and Drug Administration, or FDA. In addition, we have 12 partner- or self-funded programs at earlier stages.

Since 1999, we have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. All of our current products are distributed, promoted and marketed by our partners. Our partners include The Procter & Gamble Company, or P&G, Par Pharmaceutical, Inc., or Par, Teva Pharmaceuticals USA, Inc., or Teva, and Agile Therapeutics, Inc., or Agile, as well as several other multinational pharmaceutical companies. Most of these entities have substantially greater financial and operating resources than we do, including global operations. We have never had, nor do we currently have, our own sales force or marketing capabilities. We do not control the market prices that our marketing partners set for our products and, consequently, we do not control the market shares or rates of adoption of our products.

Our partnership with P&G began in 2005 with the development of Crest Whitestrips, which P&G commercially launched in 2009. P&G currently sells Whitestrips throughout North America.

Our partnership with Teva began in 2004, with Teva’s predecessor, Barr Laboratories. Together with Barr, we developed Clonidine TDS, which Teva commercially launched in 2010. Teva currently sells Clonidine TDS throughout North America.

Our partnership with Par is the result of an FTC-mandated divestiture of the product from Actavis, Inc. in connection with the merger with Watson Pharmaceuticals. We began the development of Fentanyl TDS with Abrika LLLP in May 2002, and Abrika was subsequently acquired by Actavis in 2007. Actavis commercially launched Fentanyl TDS in 2007. Par currently sells Fentanyl TDS throughout the United States.

In addition to commercialized products, we have a number of products in late stages of development.  The most advanced clinical stage product in our pipeline is AG200-15, which is in Phase 3 development by our partner Agile.  AG200-15 is a combined hormonal contraceptive patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives, through the skin in an easy-to-use format over seven days.  Agile has filed a New Drug Application, or NDA, for approval of this product by the FDA, which is required before marketing a new drug in the United States. The FDA has indicated that Agile’s NDA was not sufficient for approval as originally submitted. Agile is preparing to conduct an additional Phase 3 clinical trial based on this guidance and intends to supplement the NDA with the results of the additional Phase 3 clinical trial.

We are developing two additional products utilizing our proprietary technologies that we plan to advance into Phase 2 clinical trials in 2014 and 2015.  MicroCor hPTH(1-34) utilizes our MicroCor technology to deliver human parathyroid hormone, a peptide for treating osteoporosis that is currently available only in a refrigerated, injectable form.  Corplex Tamsulosin is a patch we are developing to deliver tamsulosin to patients with benign prostatic hyperplasia, or enlarged prostate.  It is designed to deliver a controlled dose over several days and to reduce side effects compared to the currently marketed dosage form.  We are not aware of any FDA-approved transdermal systems for delivering either hPTH(1-34) or tamsulosin.

Initial Public Offering

On April 2, 2014, our registration statements on Form S-1 (File No. 333-194279 and 333-195002) relating to the initial public offering of our common stock, or IPO, was declared effective by the SEC. The IPO closed on April 8, 2014 at which time we sold 6,500,000 shares of our common stock at a price of $8.00 per share.  Corium also granted the underwriters a 30-day option to purchase up to 975,000 additional shares of common stock at the IPO price.  On May 2, 2014, the underwriters elected to exercise their option to purchase 374,997 additional shares.  In total, we received cash proceeds of $48.5 million from the IPO, net of underwriting discounts and commissions and estimated offering-related expenses paid by us.

Components of Statements of Operations

Revenues

During the three and six months ended March 31, 2014, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product revenues represented 68% and 72% of our total revenues during the three and six months ending March 31, 2014, respectively.  Product revenues consist of product sales, royalties and profit sharing from products that have been commercialized and are sold by our partners.  Clonidine TDS, Fentanyl TDS and Crest Whitestrips make up the significant majority of our product revenues.  Our product revenues from Clonidine TDS in fiscal 2013 were higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for approximately seven months during the year.  This competitor has since resumed supply in amounts approaching historic levels, and we expect our product revenues from Clonidine TDS during fiscal 2014 to be lower than they were during fiscal 2013, and more consistent with the amount of product revenues during fiscal 2012. Based on forecasted demand provided to us from our Fentanyl TDS marketing partner, Par, we expect our product revenues from Fentanyl TDS to continue to decline in fiscal 2014.

We also generate contract research and development revenues from agreements for the research, development and commercialization of products that we develop for or with our partners.  The terms of the agreements may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs and milestone payments.  Contract research and development revenues during the three and six months ended March 31, 2014 were primarily derived from our development activities related to AG200-15, Crest Whitestrips, new products with a development partner and a product currently in the late stages of development.

Other revenues consists primarily of income derived from our arrangements with our partners, whereby a portion of the revenues received under these agreements is treated for accounting purposes as rental income from embedded leases associated with these relationships.  Other revenues have not been, and are not expected to be, a significant portion of our revenues.

Cost of Product Revenues

The primary components of our cost of product revenues are materials, personnel costs, depreciation, facilities costs, other overhead costs and expenses associated with the manufacturing of our products.  Our manufacturing overhead costs are significant, and are currently allocated among our products at rates consistent with current unit production volumes.  As the number of units we manufacture rises, we expect that our overhead costs would rise less rapidly due to efficiencies of scale, resulting in less costs of producing these higher product volumes.  Conversely, if total unit volumes fall, as we expect to be the case in fiscal 2014, the costs of product revenues, measured as a percentage of product revenues, will rise as we lose economies of scale.

Cost of Contract Research and Development Revenues

We incur expenses related to our contract research and development revenues from our partner agreements.  These expenses consist primarily of personnel costs, overhead costs and materials and supplies, which are passed through at cost to our partners.  We expense all contract research and development costs in the periods in which they are incurred.  Our costs of contract research and development will fluctuate depending on the timing and stage of our various partner arrangements.  In certain cases, contract research and development costs exceed contract research and development revenues for those agreements, and will not be profitable, either during certain periods or throughout the term of the agreements.  We enter into certain research and development arrangements that we do not expect to be profitable because we expect that the long-term benefits of those arrangements outweigh the short-term costs.  Furthermore, we recently entered, and expect to continue to enter, into other research and development arrangements in which we will be sharing the costs of development with our partner, resulting in our costs exceeding our contract research and development revenues on these projects until such products are commercialized.

Research and Development Expenses

Research and development expenses include costs incurred to develop our transdermal drug delivery products.  These costs consist of personnel costs, materials and supplies, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.  We expense all research and development expenses in the periods in which they are incurred.  We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in further clinical development of MicroCor hPTH(1-34) for Osteoporosis,Corplex Tamsulosin for BPH, development of Corplex products for the treatment of Alzheimer’s and Parkinson’s disease, as well as other future development projects.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for employees in our administration, finance, business development, human resources and information technology functions.  Other expenses include professional fees for accounting and legal services and costs of consultants and other outside services.  We expect that our general and administrative expenses will increase over time with the growth in our revenues and the continued development of our product pipeline, and as we begin to operate as a public company.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents balances.

Interest Expense

Interest expense primarily consists of the interest charges associated with our convertible notes, subordinated note, term loan agreement, capital lease obligations, and our bank line of credit, some of which are paid periodically in cash and others of which accrue without cash payments until maturity.  For further discussion see ‘‘— Liquidity and Capital Resources — Description of Certain Indebtedness.”

Change in Fair Value of Preferred Stock Warrant Liability

Our outstanding convertible preferred stock warrants are classified as liabilities on our balance sheets at fair value, as we determined them to be derivative instruments because they contain antidilution provisions that protect the holders from certain future equity issuances at prices below the original issue price of the underlying security.  We remeasure the convertible preferred stock warrants to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive loss.  As a result of our IPO, all of these convertible preferred stock warrants were automatically converted into common stock or common stock warrants.

Change in Fair Value of Subordinated Note Embedded Derivative Liability

Our outstanding subordinated note contains a provision that provides for the payment of an additional 100% principal payment to the holder upon a sale of our company or substantially all of our assets.  This provision is considered an embedded derivative which is remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive loss.  As a result of our IPO, this subordinated note and all accrued interest thereon was automatically converted into common stock.

Results of Operations

The following table sets forth each of our costs and operating expenses as a percentage of our total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Percentage of Revenues
Total revenues	100%	100%	100%	100%

Costs and operating expenses:
Cost of product revenues	47	53	48	51
Cost of contract research and development revenues	35	22	35	24
Research and development expenses	12	12	10	10
General and administrative expenses	12	13	14	14
Amortization of intangible assets	1	1	1	1
Gain on disposal and sale and leaseback of equipment	*	*	*	*
Total costs and operating expenses	107%	101%	108%	99%

*       Less than 0.5% of revenues

Comparison of the three months ended March 31, 2013 and 2014

Revenues

	Three Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Revenues:
Product revenues	$7,240	$10,218	$(2,978)	(29)%
Contract research and development revenues	3,173	2,174	999	46
Other revenues	304	144	160	111
Total revenues	$10,717	$12,536	$(1,819)	(14)%

Product revenues decreased $3.0 million, or 29%, for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was primarily driven by a decrease of $1.7 million in product revenues from sales of Fentanyl TDS due to additional competitors entering the market for this product.  It was also driven by a $0.9 million decrease in Clonidine TDS sales during the three months ended March 31, 2014, as a competitor began resuming supply in amounts approaching historic levels after a prolonged absence in fiscal 2013.

Contract research and development revenues increased $1.0 million, or 46%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily driven by a $0.8 million increase related to contract research and development revenues from a partnered development program, a $0.5 million increase related to P&G development programs and a $0.6 million increase related to development activities on an additional partnered development product, partially offset by a $0.9 million reduction in revenues related to AG200-15, as development activities on this program declined.

Cost of Product Revenues

	Three Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Cost of product revenues	$4,998	$6,583	$(1,585)	(24)%

Cost of product revenues decreased $1.6 million, or 24%, for the three months ended March 31, 2014 compared to the same period in 2013, primarily as a result of lower product revenues.  While product revenues decreased 29% in the three months ending March 31, 2014 from the same period in 2013, cost of product revenues decreased 24%. This difference was primarily due to the decrease of product revenues from products with higher gross margins.

Cost of Contract Research and Development Revenues

	Three Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Cost of contract research and development revenues	$3,911	$2,820	$1,091	39%

Cost of contract research and development revenues increased $1.1 million, or 39%, for the three months ended March 31, 2014 compared to the same period in 2013, primarily as a result of additional new programs compared to the same period in 2013, along with an increase in the level of activity on certain existing development programs.  These new programs resulted in increased direct and indirect labor of $0.4 million and an increase of $0.8 million in overhead costs.  While contract research and development revenues in the three months ending March 31, 2014 increased 46% from the same period in 2013, cost of contract research and development revenues increased 39%, reflecting the initiation of several newer programs. The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, especially the proportion of those costs that are reimbursements for pass-through expenses that are billed at cost. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others.

Research and Development Expenses

	Three Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Research and development expenses	$1,267	$1,520	$(253)	(17)%

Research and development expenses decreased $0.3 million, or 17%, for the three months ended March 31, 2014 compared to the same period in 2013, primarily as a result of decreased research and development spending on the Corplex Tamsulosin and MicroCor programs.

General and Administrative Expenses

	Three Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
General and administrative expenses	$1,236	$1,606	$(370)	(23)%

General and administrative expenses decreased $0.4 million, or 23%, for the three months ended March 31, 2014 compared to the same period in 2013 primarily as a result of reductions in bonuses in the amount of $0.5 million.

Interest Expense

	Three Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest expense	$(1,780)	$(1,923)	$(143)	(7)%

Interest expense decreased $0.1 million, or 7%, for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to the amortization of the premium on the modification of the subordinated note of $0.3 million which is recognized as an offset to interest expense.  Otherwise, interest expense continues to increase slightly due to increased principal balances under our term loan agreement with Capital Royalty and the additional capital lease agreement completed at the end of fiscal 2013.

Change in fair value of subordinated note embedded derivative liability

	Three Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Change in fair value of subordinated note embedded derivative liability	$6,338	$—	$6,338	nm

We recorded a change in fair value of subordinated note embedded derivative liability of $6.3 million in the three months ended March 31, 2014 due to the significantly decreased probability of a qualifying transaction that would trigger payment to the noteholder.

Comparison of the six months ended March 31, 2013 and 2014

Revenues

	Six Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Revenues:
Product revenues	$15,340	$20,190	$(4,850)	(24)%
Contract research and development revenues	5,237	4,762	475	10
Other revenues	608	208	400	192
Total revenues	$21,185	$25,160	$(3,975)	(16)%

Product revenues decreased $4.8 million, or 24%, for the six months ending March 31, 2014 compared to the six months ending March 31, 2013, primarily as a result of a $2.8 million decrease in product revenues of Fentanyl due to additional competitors entering the market, a $1.4 million decrease in product revenues of Clonidine TDS, primarily as a result of a competitor resuming supply in amounts approaching historic levels after a prolonged absence in fiscal 2013, and a $0.5 million decrease in product revenues from P&G.

Contract research and development revenues increased $0.5 million, or 10%, for the six months ending March 31, 2014 compared to the six months ending March 31, 2013, primarily as a result of the increased number of products in development, including a $1.0 million increase in revenues related to P&G development programs, a $0.8 million increase in revenues related to a partnered development program which was temporarily placed on hold during fiscal 2013 and restarted in the fourth quarter of fiscal 2013, and a $0.8 million increase from a partnered development program.  These increases were partially offset by a $2.0 million decrease in contract research and development revenues related to AG200-15.

Cost of Product Revenues

	Six Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Cost of product revenues	$10,227	$12,816	$(2,589)	(20)%

Cost of product revenues decreased $2.6 million, or 20%, for the six months ending March 31, 2014 compared to the six months ending March 31, 2013, primarily as a result of a $0.9 million decrease in raw material costs, a $0.6 million decrease in the cost of direct and temporary labor, and a $1.0 million decrease in direct and indirect overhead costs. While product revenues in the six months ending March 31, 2014 decreased 24% from the six months ending March 31, 2013, cost of product revenues decreased 20% over the same periods. This difference was primarily due to the decrease of product revenues from products with higher gross margins during the six months ending March 31, 2014, thereby resulting in a lower comparative decrease in costs for the same period.

Cost of Contract Research and Development Revenues

	Six Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Cost of contract research and development revenues	$7,448	$5,942	$1,506	25%

Cost of contract research and development revenues increased $1.5 million, or 25%, for the six months ending March 31, 2014 compared to the six months ending March 31, 2013, primarily due to a $1.6 million increase in direct and indirect labor, and the associated overhead costs. While contract research and development revenues in the first six months of fiscal 2014 increased 10% from the same period in fiscal 2013, cost of contract research and development revenues increased 25%, reflecting the initiation of several newer programs. The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, especially the proportion of those costs that are reimbursements for pass-through expenses that are billed at cost. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others.

For the six months ending March 31, 2014, the cost of contract research and development revenues increased by $2.2 million related to a partnered development program, $0.8 million related to P&G development programs, and $0.8 million related to development activities for a late-stage program, compared to the six months ending March 31, 2013.  These increases were partially offset by a reduction of $0.7 million in the cost of contract research and development revenues related to our various MicroCor contract feasibility programs and a $1.8 million decrease in costs associated with the AG200-15 program.

Research and Development Expenses

	Six Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Research and development expenses	$2,128	$2,572	$(444)	(17)%

Research and development expenses decreased $0.4 million, or 17%, in the six months ending March 31, 2014 compared to the six months ending March 31, 2013, primarily due to the higher allocation of research and development expenses to our partner-funded programs (see explanation of Cost of Contract Research and Development Revenues above).

General and Administrative Expenses

	Six Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
General and administrative expenses	$3,046	$3,398	$(352)	(10)%

General and administrative expenses decreased $0.4 million, or 10%, for the six months ending March 31, 2014 compared to the six months ending March 31, 2013, primarily as a result of reductions in bonuses, in the amount of $0.5 million, along with a decrease of $0.2 million in legal and professional expense associated with lower product liability costs associated with Fentanyl TDS.  These decreases were offset by an increase of $0.3 million in salaries for new employees who were employed for only a portion of the six months ending March 31, 2013, compared to the six months ending March 31, 2014.

Interest Expense

	Six Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest expense	$(3,804)	$(3,696)	$(108)	3%

Interest expense increased $0.1 million, or 3%, in the six months ending March 31, 2014 compared to the six months ending March 31, 2013, primarily due to increased borrowing under our term loan agreement with Capital Royalty.  We drew down $29.0 million and $6.0 million under this agreement in August 2012 and December 2012, respectively, and entered into a new capital lease in September 2013.  This additional interest was partially offset in the first six months of fiscal 2014 by $0.3 million relating to the modification of the subordinated note in December 2013.

Change in fair value of subordinated note embedded derivative liability

	Six Months Ended March 31,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Change in fair value of subordinated note embedded derivative liability	$(7,367)	$—	$7,367	Nm

We recorded a change in fair value of subordinated note embedded derivative liability of $7.4 million for the six months ending March 31, 2014 due to the significantly decreased probability of a qualifying transaction that would trigger a payment to the noteholder.

Liquidity and Capital Resources

Since fiscal 2006, we have incurred losses from operations, in every fiscal year through fiscal 2013.  For the six months ended March 31, 2014, we incurred a net income of $1.4 million which included a $7.4 million gain on the change in fair value of the subordinated note embedded derivative liability and used $2.4 million of cash in operating activities.  As of March 31, 2014, we had working capital of $4.0 million and an accumulated deficit of $91.0 million.  Our principal sources of liquidity as of March 31, 2014 were cash and cash equivalents totaling $5.3 million.  We hold our cash and cash equivalents in a variety of interest-earning instruments, including investments backed by U.S. government agencies and money market accounts.  We raised $48.5 million in net proceeds from our IPO through May 8, 2014.

Description of Certain Indebtedness

We have several credit facilities under which we have borrowed funds, including a bank line of credit, a term loan and convertible and subordinated notes, along with capital leases for equipment purchases, notes payable with lessors for tenant improvements made to leased facilities, and notes payable used to fund the annual insurance premium for our product liability policies.  We are in compliance with all covenants under all loan agreements as of March 31, 2014.  See Note 4 of the notes to the financial statements for further details.

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production of their products.  This reduces our need for financing and lowers the cost of manufacturing these products for these partners, but also in some cases limits our ability to use this equipment for other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended March 31,
	2014	2013
	(In thousands)
Cash used by operating activities	$(2,387)	$(3,053)
Cash used by investing activities	(1,844)	(6,139)
Cash provided (used) by financing activities	(4,017)	5,592

Cash Flows from Operating Activities

Cash used by operating activities for the six months ended March 31, 2014 was $2.4 million, which was primarily driven by our net income of $1.4 million adjusted for a non-cash gain of $7.4 million related to the change in fair value of the subordinated debt embedded derivative liability.  Depreciation, amortization, and stock-based compensation were all consistent with normal operations.  The negligible increase in net operating assets was the result of nearly offsetting sources and uses of cash in normal operations, each of which was consistent with our historical experience. We continue to generate negative cashflows from operations as a result of research and development spending in excess of cash flows generated from our commercial activities.

Cash used by operating activities for the six months ending March 31, 2013 was $3.1 million, which was primarily driven by our net loss of $3.4 million. Depreciation, amortization, and stock-based compensation were all consistent with normal operations.  The $1.2 million increase in net operating assets was the result of several uses of cash in normal operations, each of which was consistent with our historical experience.

Cash Flows from Investing Activities

Cash used by investing activities for the six months ended March 31, 2014 was $1.8 million, consisting primarily of capital expenditures of $1.6 million for equipment and leasehold improvements to support operations, and expenditures of $0.3 million relating to acquisition of patents and licensing rights.

Cash used by investing activities for the six months ended March 31, 2013 was $6.1 million, consisting primarily of capital expenditures of $5.8 million for equipment and leasehold improvements to support operations, and expenditures of $0.4 million relating to acquisition of patents and licensing rights.

Cash Flows from Financing Activities

Cash used by financing activities for the six months ended March 31, 2014 was $4.0 million, consisting of repayments of $2.5 million under our accounts receivable credit line with Silicon Valley Bank (the “SVB Line”), $1.8 million in costs incurred related to the IPO, and repayment of $1.0 million on principal of our long-term debt and capital lease obligations. These uses of cash were partially offset by $1.3 million of drawdowns under the SVB Line.

Cash provided by financing activities for the six months ended March 31, 2013 was $5.6 million, consisting of $6.0 million in proceeds from borrowings under our term loan agreement, a $0.6 million tenant improvement loan and a $1.5 million increase in drawdowns under our SVB Line.  These increases in cash were partially offset by our repayments of $1.6 million under our SVB Line and $0.9 million of principal on our long-term debt and capital lease obligations.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in our Prospectus.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Segment Information

We have one business activity and operate in one reportable segment.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation and valuation of our convertible preferred stock warrants and subordinated note embedded derivative liability have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus.

Income Taxes

There have been no material changes under income taxes as disclosed in our prospectus.

ITEM 3.                                                QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $5.3 million as of March 31, 2014.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including investments backed by U.S. government agencies and money market accounts.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding debt of $63.3 million as of March 31, 2014, of which $2.7 million was due within 12 months.  $25.7 million of this debt converted into common stock in connection with the IPO.  The interest rate of our borrowings under the term loan agreement with Capital Royalty is fixed.  Amounts outstanding under the SVB Line carry a variable interest rate.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk.  We do not enter into investments for trading or speculative purposes, and have not used any derivative financial instruments to manage our interest rate risk exposure.  Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                                                LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely against us, would individually or in the aggregate have a material adverse effect on our business, operating results, cash flows or financial condition.

On August 3, 2012, a wrongful death lawsuit was filed in the U.S. District Court for the Northern District of Texas, Boudreaux vs. Corium International, Inc., et al, naming Actavis Inc. and Actavis South Atlantic LLC (Actavis) and Corium as co-defendants. Plaintiffs have alleged a family member died in connection with the use of Fentanyl TDS manufactured by Corium and distributed and sold by Actavis. The amount of the damages has not been specified. For this pending suit, we have insurance coverage up to $10 million with a maximum liability of $50,000 of out-of-pocket expense. We do not believe that the case has merit and plan to defend against this claim.

ITEM 1A.                                       RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. The occurrence of any of the events or developments described in the following risk factors could have a material adverse effect on our business, financial condition, results of operations and prospects. In such an event, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have limited operating revenues and a history of operational losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses since our inception. For fiscal 2013, we recorded net revenues of $50.3 million and net loss of $13.9 million. For fiscal 2012, we recorded net revenues of $42.9 million and net loss of $5.4 million. In the six months ended March 31, 2014, we recorded net revenues of $21.2 million and net income of $1.4 million which included a $7.4 million non-cash gain on the change in fair value of the subordinated note embedded derivative liability. As of March 31, 2014, we had an accumulated deficit of $91.0 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses to continue to increase in the near-term as we expand our operations as a public company, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Advanced Seal Whitestrips, and although we are generating revenues from sales of our products, we expect a decline in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products, and in addition, we have incurred liability in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2013 were $15.6 million. Our Fentanyl TDS marketing partner, Par, has provided us with forecasted demand that indicates we should expect revenues from Fentanyl TDS to decline significantly in fiscal 2014. We are also experiencing increased competition in that market, including a new product that is manufactured by one of two suppliers of the fentanyl active pharmaceutical ingredient, or API. In addition, Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results. Our product revenues from Clonidine TDS in fiscal 2013 were $13.2 million, significantly higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for seven months during the year. We expect our product revenues from Clonidine TDS during fiscal 2014 to be lower than they were during fiscal 2013, and more consistent with the amount of product revenues in fiscal 2012, as this competitor has resumed supply in amounts approaching historic levels.

In addition to the risks discussed elsewhere in this section, our ability to continue to generate revenues from our commercialized products will depend on a number of factors, including, but not limited to:

•                  achievement of broad market acceptance and coverage by third-party payors for our products;

•                  the effectiveness of our partners’ efforts in marketing and selling our products;

•                  our ability to successfully manufacture commercial quantities of our products at acceptable cost levels and in compliance with regulatory requirements;

•                  our ability to maintain a cost-efficient organization and, to the extent we seek to do so, to partner successfully with additional third parties;

•                  our ability to expand and maintain intellectual property protection for our products successfully;

•                  the efficacy and safety of our products; and

•                  our ability to comply with regulatory requirements, which are subject to change.

Because of the numerous risks and uncertainties associated with our commercialization efforts, including our reliance on our partners for the marketing and distribution of our products, and other factors, we are unable to predict the extent to which we will continue to generate revenues from our products or the timing for when or the extent to which we will become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

We depend on a few partners for a significant amount of our revenues, and if we lose any of our significant partners, our business could be harmed.

The majority of our revenues come from only a few partners. For fiscal 2013, three partners, P&G, Teva and Par, individually comprised approximately 23%, 33%, and 33%, respectively, of our total revenues. In the six months ended March 31, 2014, three partners, P&G, Teva and Par, individually comprised approximately 27%, 31%, and 31%, respectively, of our total revenues. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

We or our partners may choose not to continue developing or commercialize a product or product candidate at any time during development or after approval, which would reduce or eliminate our potential return on investment for that product or product candidate.

We currently have six products on the market, two of which are drugs approved under Abbreviated New Drug Applications, or ANDAs, and four consumer products. In addition, two drug product candidates that we have developed in partnership with other companies are the subject of pending applications for approval by the FDA and we have four self-funded drug product candidates in early stages of research and development.

At any time, we or our partners may decide to discontinue the development of a marketed product or drug product candidate or not to continue commercializing a marketed product or a drug product candidate for a variety of reasons, including the appearance of new technologies that make our product obsolete, the position of our partner in the market, competition from a competing product, or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our partners terminates a development program or ceases to market an approved or commercial product, we will not receive any future milestone payments or royalties relating to that program or product under our partnership agreement with that party.

Our near-term product revenue growth heavily relies on the success of the AG200-15 contraceptive patch.

The near-term growth of our product revenues heavily relies on the Agile AG200-15 transdermal contraceptive patch reaching the market in 2016. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for AG200-15, has conducted Phase 3 clinical studies and filed an NDA with the FDA for AG200-15 in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. Accordingly, Agile intends to conduct an additional Phase 3 clinical trial, which it expects will not be completed before late 2015. We cannot assure you that Agile will be able to obtain the necessary financing to complete this additional Phase 3 trial or complete it in a timely manner, if at all, or ultimately obtain regulatory approval for the AG200-15 product.  If Agile fails to achieve any of these critical activities, or experiences significant delays in doing so, our near-term growth prospects would be limited, and would create uncertainty around the value and usefulness of our AG200-15 manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the AG200-15 contraceptive patch in collaboration with Agile. The success of the AG200-15 product is a key component of our business growth over the next few years and we have projected we will receive revenues from sales of this product beginning in 2016. The AG200-15 product requires a process step that we have not yet incorporated into commercial production, which involves the laser-etching of label information on each patch. In addition to requiring an additional Phase 3 clinical study, the FDA has requested information relating to this laser-etching process to demonstrate that it does not adversely affect the performance of the patch. If this product is not approved and launched by late 2016, or at all, or is launched in smaller quantities, we will not realize our anticipated revenue growth for 2016. In addition, one of our three buildings in our manufacturing facility in Grand Rapids, Michigan has been built out for the anticipated commercial production ofAG200-15. Although some of the equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If AG200-15 is not approved, our business and financial prospects will be significantly harmed.

We are dependent on numerous third parties in our supply chain for the commercial supply of our products, and if we fail to maintain our supply relationships with these third parties, develop new relationships with other third parties or suffer disruptions in supply, we may be unable to continue to commercialize our products or to develop our product candidates.

We rely on a number of third parties for the supply of active ingredients and other raw materials for our products and the clinical supply of our product candidates. Our ability to commercially supply our products and to develop our product candidates depends, in part, on our ability to obtain successfully the APIs used in the products, in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to commercialize our products, or develop any other product candidates or our MicroCor systems.

We also rely on certain third parties as the current sole source of the materials they supply. Although many of these materials are produced in more than one location or are available from another supplier, if any of these materials becomes unavailable to us for any reason, we likely would incur added costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases we may be required to get regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely.

If our third-party suppliers fail to deliver the required commercial quantities of sub-components and starting materials, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued commercialization of our products and the development of our product candidates would be impeded, delayed, limited or prevented, which could harm our business, results of operations, financial condition and prospects.

We face intense competition, in both our delivery systems and products, including from generic drug products, and if our competitors market or develop alternative treatments that are approved more quickly or marketed more effectively than our product candidates or are demonstrated to be safer or more effective than our products, our commercial opportunities will be reduced or eliminated.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, salesforces, manufacturing capabilities, research and development capabilities, experience in obtaining regulatory approvals for drug product candidates and other resources than us.

Many pharmaceutical companies are developing transdermal drug delivery systems, including 3M, Johnson &Johnson, Lohmann Therapies Systems, or LTS, Mylan, Hisamitsu, or Noven, and Actavis. In the field of microneedle transdermal systems, other participants include 3M, Zosano, Theraject, Fujifilm and several academic institutions.

We also face competition from third parties in obtaining allotments of fentanyl and other controlled substances under applicable annual quotas of the U.S. Drug Enforcement Administration, or DEA, recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients in clinical trials, and in identifying and acquiring or in-licensing new products and product candidates.

Our competitors may develop products that are more effective, better tolerated, subject to fewer or less severe side effects, more useful, more widely prescribed or accepted, or less costly than ours. For each product we commercialize, sales and marketing efficiency are likely to be significant competitive factors. We do not have internal sales or marketing departments, and there can be no assurance that we can develop or contract out these capabilities in a manner that will be cost-efficient and competitive with the sales and marketing efforts of our competitors, especially since some or all of those competitors could expend greater economic resources than we do and/or employ third-party sales and marketing channels. Such competition can lead to reduced market share for our products and contribute to downward pressure in our pricing, which could harm our business, results of operations, financial condition and prospects.

We face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

The commercial use of our products and clinical use of our product candidates expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with Fentanyl TDS and Clonidine TDS, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in injury to a patient or even death. We have had 19 past legal proceedings related to Fentanyl TDS. Eighteen of the cases have been settled and dismissed with prejudice, and one case is pending. The complaint for the one pending product liability suit did not state a specified amount of compensatory or exemplary damages. We have insurance coverage up to $10 million dollars with a maximum liability of $50,000 of out-of-pocket expense for this claim. We cannot offer any assurance that we will not face other product liability suits in the future, nor can we assure you that our insurance coverage will be sufficient to cover our liability under any such cases.

Fentanyl TDS is an opioid pain reliever that contains fentanyl, which is a regulated “controlled substance” under the Controlled Substances Act of 1970, or CSA, and could result in harm to patients relating to the potent effects of the opioid drug and its potential for abuse. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•                  the inability to commercialize our products or, if approved, our product candidates;

•                  decreased demand for our products or, if approved, product candidates;

•                  impairment of our business reputation;

•                  product recall or withdrawal from the market;

•                  withdrawal of clinical trial participants;

•                  costs of related litigation;

•                  distraction of management’s attention from our primary business;

•                  substantial monetary awards to patients or other claimants; or

•                  loss of revenues.

We have obtained product liability insurance coverage separately for (1) fentanyl and (2) our other commercial products and clinical trials combined, each with a $10 million per occurrence and a $10 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of our products, approval of other product candidates, or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of our products and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, results of operations, financial condition and prospects.

We have been subject to product recalls in the past, and may be subject to additional product recalls in the future that could harm our reputation and could negatively affect our business.

We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell fail to meet their specifications or are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacture, labeling, promotion, sale, or distribution of any of our products. In 2008 and 2010, Actavis voluntarily recalled certain lots of Fentanyl TDS, due to imperfections in our manufacturing processes, including an issue that resulted in some patches that may have released the active ingredient at a faster rate than the rate provided in the product specifications. Any similar recall, withdrawal or seizure in the future, particularly if they involve our own proprietary product candidates, could materially and adversely affect consumer confidence in our brands and lead to decreased demand for our products. In addition, a recall, withdrawal or seizure of any of our products would require significant management attention, would likely result in substantial and unexpected expenditures, and would harm our business, financial condition, and results of operations.

If we or our partners are unable to achieve and maintain adequate levels of coverage and reimbursement for our products, or any future products we may seek to commercialize, their commercial success may be severely hindered.

For our products that are available only by prescription, successful sales by our partners depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If our products do not demonstrate superior efficacy profiles, they may not qualify for coverage and reimbursement. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for our products will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third-party coverage and reimbursement for our products or any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could harm our business, results of operations, financial condition and prospects.

Our partners depend on wholesale pharmaceutical distributors for retail distribution of our products and, if our partners lose any of their significant wholesale pharmaceutical distributors, our business could be harmed.

The majority of our partners’ sales are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. The loss of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, these wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a small number of large wholesale distributors control a significant share of the market. Consolidation of drug wholesalers has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. We cannot assure you that we or our partners can manage these pricing pressures or that wholesaler purchases will not fluctuate unexpectedly from period to period.

Our results of operations may be adversely affected by demand fluctuations outside our ability to control or influence.

In general, our marketing partners are required to provide us with 12-month rolling forecasts of their demand on a quarterly basis, and are also required to place firm purchase orders with us based on the near-term portion of those forecasts. If wholesaler or market demand for these products is lower than forecasted, our marketing partners or their wholesaler customers may accumulate excess inventory. Additionally, our marketing partners may price our products at levels that result in lost contract sales to their wholesaler customers. If such conditions persist, our marketing partners may sharply reduce subsequent purchase orders for a sustained period of time until such excess inventory is consumed, if ever. Significant and unplanned reductions in our manufacturing orders have occurred in the past and our results of operations were harmed. If such reductions occur again in the future, our revenues will be negatively impacted, we will lose our economies of scale, and our revenues may be insufficient to fully absorb our overhead costs, which could result in larger net losses. Conversely, if our marketing partners promote significantly increased demand, we may not be able to manufacture such unplanned increases in a timely manner, especially following prolonged periods of reduced demand. As we have no control over these factors, including our marketing partners’ decisions on pricing, our purchase orders could fluctuate significantly from quarter to quarter, and the results of our operations could fluctuate accordingly.

Our MicroCor technology has not been incorporated into a therapeutic commercial product and is still at a relatively early stage of development.

Our MicroCor technology, utilizing proprietary microneedle arrays, has not been incorporated into a therapeutic commercial product and is still at a relatively early stage of development. We use this technology in several of our therapeutic candidates. Although we have conducted Phase 1 clinical trials for our product candidate MicroCor hPTH(1-34), additional studies are required for this product candidate and there is no guarantee that future clinical trials will prove the technology is effective or does not have harmful side effects. Any failures or setbacks in utilizing our MicroCor technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to enter into new corporate collaborations regarding this technology, which would harm our business and financial position. As of yet, no pharmaceutical product incorporating microneedle technology has been approved by the FDA for commercial sale.

In addition, our MicroCor product candidates have been manufactured in small quantities for preclinical studies and early stage clinical trials. As we prepare for later stage clinical trials and potential commercialization, we will need to take steps to increase the scale of production of our MicroCor product candidates. In order to conduct larger or late-stage scale clinical trials for a MicroCor product candidate and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to increase successfully the manufacturing capacity for any of such product candidates in a timely or cost-effective manner or at all. Significant scale-up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up the manufacture of any of our MicroCor product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, although we have initiated Phase 1 clinical trials through self-funding, we will need to find a partner or partners for the commercialization of MicroCor hPTH(1-34) if we are to effectively compete in the target primary care market.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and experience, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenues.

We will need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing any growth.

Our management, personnel, systems and facilities currently in place may not be adequate to support our business plan and future growth. We will need to further expand our scientific, sales and marketing, managerial, operational, financial and other resources to support our planned research, development and commercialization activities.

Our need to manage our operations, growth and various projects effectively requires that we:

•                  continue to improve our operational, financial, management and regulatory compliance controls and reporting systems and procedures, including the implementation of new enterprise resource management software;

•                  attract and retain sufficient numbers of talented employees;

•                  manage our commercialization activities for our products and product candidates effectively and in a cost-effective manner;

•                  manage our relationship with our partners related to the commercialization of our products and product candidates;

•                  manage our clinical trials effectively;

•                  manage our internal manufacturing operations effectively and in a cost-effective manner while increasing production capabilities for our current product candidates to commercial levels;

•                  manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties.

In addition, historically, we have utilized and continue to utilize the services of part-time outside consultants to perform a number of tasks for us, including tasks related to preclinical and clinical testing. Our growth strategy may also entail expanding our use of consultants to implement these and other tasks going forward. Because we rely on consultants for certain functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our use of consultants, we might be unable to implement successfully the tasks necessary to execute effectively on our planned research, development and commercialization activities and, accordingly, might not achieve our research, development and commercialization goals.

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully commercialize our products, develop our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management and scientific personnel, including our President and Chief Executive Officer, Peter Staple, our Chief Financial Officer, Robert Breuil, and our Chief Technology Officer and Vice President, Research and Development, Parminder Singh. The loss of the services of any of these individuals could impede, delay or prevent the continuing commercialization of our products and the development of our product candidates and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay area where we are headquartered. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. We do not currently have a chief medical officer, and we cannot assure you that, if we require such a position to be filled, we will be able to hire a qualified candidate for this position. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

In addition, we have scientific and clinical advisors who assist us in formulating our development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions entail numerous potential operational and financial risks, including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;

•                  incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

•                  higher-than-expected acquisition and integration costs;

•                  write-downs of assets or impairment charges;

•                  increased amortization expenses;

•                  difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•                  impairment of relationships with key suppliers, partners or customers of any acquired businesses due to changes in management and ownership; and

•                  inability to retain key employees of any acquired businesses.

Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transaction that we do complete could harm our business, results of operations, financial condition and prospects. We have no current plan, commitment or obligation to enter into any transaction described above.

Our business involves the use of hazardous materials and we and our third-party suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our manufacturing activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our products and product candidates and other hazardous compounds. We are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our facilities pending use and disposal and we dispose of certain materials directly through incineration. We cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our employees and others, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures we utilize for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

Our employees, partners, independent contractors, principal investigators, consultants, vendors and contract research organizations may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, partners, independent contractors, principal investigators, consultants, vendors and contract research organizations, or CROs, may engage in fraudulent or other illegal activity. Misconduct by these employees could include intentional, reckless and/or negligent conduct or unauthorized activity that violates: (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have dismissed employees in the past for improper handling and theft of our product components, and although we reported their actions to all relevant authorities, any similar incidents or any other conduct that leads to an employee receiving an FDA debarment could result in a loss of business from our partners and severe reputational harm. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may be adversely affected by natural disasters or other events that disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in Menlo Park, California, near major earthquake and fire zones. Our manufacturing facilities are in Grand Rapids, Michigan, where other natural disasters or similar events, like blizzards, tornadoes, fires or explosions or large-scale accidents or power outages, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or our Grand Rapids facility, that damaged critical infrastructure, such as enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations at either location, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

Our business and operations would suffer in the event of failures in our internal computer systems.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations. For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization and development of our products and product candidates could be delayed.

In connection with the reporting of our financial condition and results of operations, we are required to make estimates and judgments which involve uncertainties, and any significant differences between our estimates and actual results could have an adverse impact on our financial position, results of operations and cash flows.

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. For example, we estimate annual market revenues based on patient prescriptions using an analysis of third-party information and third-party market research data. If this third-party data underestimates or overestimates actual revenues for a given period, adjustments to revenues may be necessary in future periods. Any significant differences between our actual results and our estimates and assumptions could negatively impact our financial position, results of operations and cash flows.

Changes in accounting standards and their interpretations could adversely affect our operating results.

GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Our Financial Position and Capital Requirements

We have had significant and increasing operating expenses and may require additional funding.

Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for fiscal 2013 related to our potential ability to continue as a going concern We believe that the net proceeds from our initial public offering in April 2014, combined with cash flow from our ongoing operations and our existing cash and cash equivalents, together with interest thereon, and drawings from our existing line of credit, will be sufficient to fund our operations through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we may need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•                  the timing and amount of revenues from sales of our approved products and any subsequently approved product candidates that are commercialized;

•                  the size and cost of our commercial infrastructure;

•                  the timing of FDA approval of our product candidates, if at all;

•                  the timing, rate of progress and cost of any future clinical trials and other product development activities for our product candidates that we may develop, in-license or acquire;

•                  costs associated with marketing, manufacturing and distributing any subsequently approved product candidates;

•                  costs and timing of completion of any additional outsourced commercial manufacturing supply arrangements that we may establish;

•                  costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our products and our product candidates;

•                  costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;

•                  costs associated with any product recall that could occur;

•                  costs of operating as a public company;

•                  the effect of competing technological and market developments;

•                  our ability to acquire or in-license products and product candidates, technologies or businesses;

•                  personnel, facilities and equipment requirements; and

•                  the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional capital by issuing equity securities or convertible debt, your ownership will be diluted. Any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts, or other aspects of our business plan. We also may be required to relinquish, license or otherwise dispose of rights to products or product candidates that we would otherwise seek to commercialize or develop ourselves on terms that are less favorable than might otherwise be available. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of April 8, 2014, following the closing of our Initial Public Offering, the amount of our total indebtedness was approximately $40.3 million, of which $37.0 is pursuant to our term loan agreement with Capital Royalty. As of April 8, 2014, no principal funds remained available to us for borrowing under the Capital Royalty term loan agreement. We are required to make significant payments to Capital Royalty beginning on September 30, 2016, as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our outstanding debt and related debt service obligations could have important adverse consequences to us, including:

•                  heightening our vulnerability to downturns in our business or our industry or the general economy and restricting us from making improvements or acquisitions, or exploring business opportunities;

•                  requiring a significant portion of our available cash to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our available cash to fund our operations, capital expenditures and future business opportunities;

•                  limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources; and

•                  subjecting us to financial and other restrictive covenants in our debt instruments, the failure with which to comply could result in an event of default under the applicable debt instrument that allows the lender to demand immediate repayment of the related debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay product development, sales and marketing, capital and other expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. This risk is increased by the fact that borrowings under our revolving credit facility with Silicon Valley Bank, or our SVB line, bear interest at a variable rates, exposing us to the risk that the amount of cash required to pay interest will increase to the extent that market interest rates increase.

The terms of our bank line of credit and term loan agreement place restrictions on our operating and financial flexibility.

During any such times when credit remains available to us under the SVB line, or we have outstanding borrowings under the term loan agreement with Capital Royalty, we will be required to maintain certain deposits and minimum balances as well as be prohibited from engaging in significant business transactions without the prior consent of Silicon Valley Bank and Capital Royalty, respectively, including a change of control or the acquisition by us of another company, or engaging in new business activities which are substantially different from our current business activities. These restrictions could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, in the event of a default under either of these arrangements, our repayment obligations may be accelerated in full. In the event that we do not have sufficient capital to repay the amounts then owed, we may be required to renegotiate such arrangements on terms less favorable to us, pursue strategic alternatives, including sale of our company or our significant assets, or to cease operations. Furthermore, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to utilize our net operating loss carryforwards, or NOLs, and research and development income tax credit carryforwards may be limited.

As of September 30, 2013, we had NOLs for federal and state income tax purposes of $63.2 million and$12.0 million, respectively. If not utilized, these NOLs will expire beginning in 2026 and 2017 for federal and state income purposes, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry forwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with our initial public offering in April 2014 and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. For example, our product revenues from Clonidine TDS in fiscal 2013 were higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for seven months during the year. We expect our product revenues from Clonidine TDS during fiscal 2014 to be significantly lower than they were during fiscal 2013, as this competitor resumed supply in amounts approaching historic levels. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•                  the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•                  the cost of manufacturing our product candidates, which may vary depending on FDA guidelines and requirements, and the quantity of production;

•                  expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•                  the level of demand for our product candidates, should they receive approval, which may vary significantly;

•                  future accounting pronouncements or changes in our accounting policies;

•                  the timing and success or failure of clinical studies for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations and liquidity could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, our results of operations and liquidity could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline. Additionally, although we market our products primarily in the United States, our partners have extensive global operations, indirectly exposing us to risk.

Risks Related to Regulation of our Products and Product Candidates

Our currently marketed products, and any of our product candidates that we or our partners commercialize, will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our or our partners’ ability to commercialize such products.

Even after we achieve U.S. regulatory approval for a product, or after we or our partners commercialize an FDA-regulated product that does not require premarket approval (such as our consumer teeth whitening products), we will be subject to continued regulatory review and compliance obligations. For example, with respect to our drug products, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A drug product’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice, or cGMP, requirements and with Good Clinical Practice, or GCP, and good laboratory practice, or GLP, requirements, which are regulations and guidelines enforced by the FDA for all of our products in clinical and pre-clinical development, and for any clinical trials that we conduct post-approval. To the extent that a product is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

In the case of Fentanyl TDS and any of our product candidates containing controlled substances, we will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, including the Quality System Regulation, or QSR, requirements for medical device components of our products or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requesting that we initiate a product recall, or requiring notice to physicians, withdrawal of the product from the market or suspension of manufacturing.

For instance, in connection with the recall of selected lots of fentanyl patches we manufactured for Actavis in 2008, the FDA inspected our manufacturing facilities and issued a Form 483 describing certain deficiencies in our manufacturing and quality systems. We submitted a response to the Form 483, and held a regulatory meeting with the FDA District Office in October 2008 to review actions we took relating to such observations, and resumed manufacture of Fentanyl TDS in September 2008 with first commercial shipments beginning December 2008.

The FDA conducted another inspection of our production facility in March 2009 as part of a general assignment by the FDA’s Center for Drug Evaluation and Research to inspect the producers of liquid reservoir transdermal patches. Transdermal fentanyl products, including reservoir-format patches, have been the subject of significant regulatory scrutiny. Following this inspection, the FDA issued a Form 483 with nine observations. We submitted a response to these observations and the FDA subsequently closed out the inspection and issued us an Establishment Inspection Report, or EIR.

In response to a fentanyl product recall in October 2010 by our partner Actavis, the FDA inspected our facility and issued a Form 483 with three observations. The FDA again inspected our production facility in November 2011.Following the inspection, the FDA issued a Form 483 with nine observations. We submitted a reply to these observations and the FDA subsequently closed out the inspection and issued us an EIR. The FDA has subsequently inspected our facilities two times, most recently in January and February 2013, when it issued a Form 483 identifying three observations, and that inspection has been closed out with the issuance of an EIR in March 2013.

If we, our products or product candidates or the manufacturing facilities for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•                  impose restrictions on the marketing or manufacturing of the product, suspend or withdraw product approvals or revoke necessary licenses;

•                  issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;

•                  commence criminal investigations and prosecutions;

•                  impose injunctions, suspensions or revocations of necessary approvals or other licenses;

•                  impose fines or other civil or criminal penalties;

•                  suspend any ongoing clinical trials;

•                  deny or reduce quota allotments for the raw material for commercial production of our controlled substance products;

•                  delay or refuse to approve pending applications or supplements to approved applications filed by us;

•                  refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;

•                  suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•                  seize or detain products or require us to initiate a product recall.

In addition, our or our partners’ product labeling, advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, although the FDA does not regulate the prescribing practices of physicians. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

The FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our products, which would adversely affect our ability to generate revenues and achieve or maintain profitability.

Some of our products or product candidates contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies.

Fentanyl TDS and certain of our other drug product candidates contain active ingredients which are classified as controlled substances, which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Controlled substances are regulated under the Controlled Substances Act of 1970, or CSA, and the regulations of the Drug Enforcement Administration, or DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Fentanyl TDS is regulated by the DEA as a Schedule II controlled substance.

Various states also independently regulate controlled substances. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule drugs as well. While some states automatically schedule a drug when the DEA does so, in other states there must be rulemaking or a legislative action. Adverse scheduling could impair the commercial attractiveness of such product. We or our collaborators must also obtain separate state registrations in order to be able to obtain, handle and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions from the states in addition to those from the DEA or otherwise arising under federal law.

For our products or product candidates containing controlled substances, we and our partners, suppliers, contractors and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our products containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our pharmaceutical systems containing controlled substances. In particular, among other things, there is a risk that these regulations may interfere with the supply of the drugs used in our clinical trials, and in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceeding. Because of their restrictive nature, these regulations could limit commercialization of any of our product candidates that are classified as controlled substances.

In addition to the level of commercial success of our approved products, our future growth is also dependent on our ability to successfully develop a pipeline of product candidates, and we cannot give any assurance that any of our product candidates will receive regulatory approval or that any approved products will be successfully commercialized.

Our long-term growth will be limited unless we successfully develop a pipeline of additional product candidates. We do not have internal new drug discovery capabilities, and our primary focus is on developing improved transdermal drug delivery systems by reformulating FDA approved drugs using our proprietary technologies.

Our near-term growth is dependent on bringing the Agile AG200-15 transdermal contraceptive patch to market in 2016. Our collaboration partner Agile has conducted Phase 3 clinical studies and filed an NDA with the FDA forAG200-15 in April 2012. The FDA issued a Complete Response Letter in February 2013 identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. In addition, in light of Mylan Inc.’s introduction of a generic version of the Ortho Evra contraceptive patch in April 2014, the AG200-15 product may face additional competition, assuming it is approved and commercialized.  We cannot assure you that Agile will be able to obtain regulatory approval for the AG200-15 product, or successfully commercialize the product, which would limit our near-term growth prospects, and would create uncertainty around the value and usefulness of our AG200-15 manufacturing facility and equipment.

We have one partnered product candidate that is the subject of an ANDA submitted by our partner to the FDA, and three product candidates in clinical development. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries. Obtaining approval of an NDA or ANDA is a lengthy, expensive and uncertain process. The FDA also has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons.

For example our product candidates could fail to receive regulatory approval for many reasons, including the following:

•                  the FDA may disagree with the design or implementation of clinical trials;

•                  the FDA may not deem a product candidate safe and effective for its proposed indication, or may deem a product’s safety risks to outweigh its clinical or other benefits;

•                  the FDA may not find the data from pre-clinical studies and clinical trials sufficient to support approval, or the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

•                  the FDA may disagree with our or our partners’ interpretation of data from pre-clinical studies or clinical trials;

•                  the data collected from clinical trials may not be sufficient to support the submission of an NDA or ANDA;

•                  the FDA may require additional pre-clinical studies or clinical trials;

•                  the FDA may not approve of our manufacturing processes and facilities; or

•                  the FDA may change its approval policies or adopt new regulations.

Any of our product candidates may fail to achieve their specified endpoints in clinical trials. Furthermore, product candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with the design of clinical trials and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we or our partners request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we or our partners believe are necessary or desirable for the successful commercialization of our product candidates.

If we are unable to expand our pipeline and obtain regulatory approval for our product candidates on the timelines we anticipate, we will not be able to execute our business strategy effectively and our ability to substantially grow our revenues will be limited, which would harm our long-term business, results of operations, financial condition and prospects.

We manufacture our products internally and may encounter manufacturing failures that could impede or delay commercial production of our current products or our product candidates, if approved, or the preclinical and clinical development or regulatory approval of our product candidates.

Any failure in our internal manufacturing operations could cause us to be unable to meet the demand for our products and lose potential revenues, delay the preclinical and clinical development or regulatory approval of our product candidates, and harm our reputation. Our internal manufacturing operations may encounter difficulties involving, among other things, production yields, regulatory compliance, quality control and quality assurance, obtaining DEA quotas which allow us to produce in the quantities needed to execute on our business plan, and shortages of qualified personnel. Our ability to commercially supply our products, and regulatory approval of our product candidates, could be impeded, delayed, limited or denied if the FDA does not maintain the approval of our manufacturing processes and facilities. In addition, we have no experience producing our MicroCor system in commercial quantities. We have experienced product recalls in the past and we may encounter difficulties when we attempt to manufacture commercial quantities of our product candidates in the quantities needed for our preclinical studies or clinical trials. Such difficulties could result in commercial supply shortfalls of our products, delay in the commercial launch of any of our product candidates, if approved, delays in our preclinical studies, clinical trials and regulatory submissions, or the recall or withdrawal of our products from the market.

We must comply with cGMP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information. In addition, we must obtain and maintain necessary DEA and state registrations, and must establish and maintain processes to assure compliance with DEA and state requirements governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. We must also apply for and receive a quota for fentanyl for our Fentanyl TDS product. Any failure to comply with these requirements may result in penalties, including fines and civil penalties, suspension of production, suspension or delay in product approvals, product seizure or recall, operating restrictions, criminal prosecutions, withdrawal of product approvals or severe reputational harm, any of which could adversely affect our business. If the safety of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize or obtain regulatory approval for the affected product or product candidate, and we may be held liable for injuries sustained as a result. Any of these factors could cause a delay or termination of commercialization, preclinical studies and clinical trials, regulatory submissions or approvals of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our approved products.

Clinical drug development for our product candidates is expensive, time consuming, uncertain and susceptible to change, delay or termination.

Clinical drug development for our product candidates is very expensive, time-consuming and difficult to design and implement. Our product candidates are in varying stages of development ranging from pre-clinical feasibility studies to registration. We estimate that clinical trials for these product candidates, if and when initiated, will continue for several years and may take significantly longer than expected to complete. In addition, we, our partners, the FDA, an Institutional Review Board, or IRB, or other regulatory authorities, including state and local agencies, may suspend, delay or terminate our clinical trials at any time, for various reasons, including:

•                  obtaining IRB approval of each site;

•                  recruiting suitable patients to participate in a trial;

•                  lack of effectiveness of any product candidate during clinical trials;

•                  discovery of serious or unexpected toxicities or side effects experienced by study participants or other safety issues;

•                  slower than expected rates of subject recruitment and enrollment rates in clinical trials;

•                  difficulty in retaining subjects who have initiated a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

•                  delays in or inability to manufacture or obtain sufficient quantities of materials for use in clinical trials;

•                  inadequacy of or changes in our manufacturing process or the product formulation;

•                  delays in obtaining regulatory authorization to commence a study, or “clinical holds” or delays requiring suspension or termination of a study by a regulatory agency, such as the FDA, before or after a study is commenced;

•                  changes in applicable regulatory policies and regulations;

•                  delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective contract research organizations, or CROs, and clinical trial sites;

•                  uncertainty regarding proper dosing;

•                  unfavorable results from ongoing clinical trials and preclinical studies;

•                  failure of our CROs or other third-party contractors to comply with contractual and regulatory requirements or to perform their services in a timely or acceptable manner;

•                  failure by us, our employees, our collaboration partners or their employees, or our CROs or their employees to comply with applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for controlled substances;

•                  scheduling conflicts with participating clinicians and clinical institutions;

•                  failure to design appropriate clinical trial protocols;

•                  insufficient data to support regulatory approval;

•                  inability or unwillingness of medical investigators to follow our clinical protocols; or

•                  difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data.

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We or our partners may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. Even after the completion of Phase 3 clinical studies, we may have to address additional issues raised by the FDA in response to the NDA or ANDA filed by us or our partners, such as the issues with the Agile contraceptive patch. In the event that we or our partners abandon or are delayed in the clinical development efforts related to our product candidates, we may not be able to execute on our business plan effectively, we may not be able to become profitable, our reputation in the industry and in the investment community could be significantly damaged and our stock price could decrease significantly.

We have in the past relied and expect to continue to rely on third parties to conduct and oversee our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We have in the past relied and expect to continue to rely on third-party CROs to conduct and oversee our clinical trials. For example, we contracted with a CRO in Australia to conduct the Phase 1 clinical trials for both our MicroCor hPTH(1-34) and the Corplex Tamsulosin products.

We also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s good clinical practice regulations and state regulations governing the handling, storage, security and recordkeeping for controlled substances. These CROs and third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical and preclinical studies, and control only certain aspects of their activities. We and our CROs and other third party contractors are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authority may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP requirements. In addition, our clinical trials must generally be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our CROs or clinical trial sites terminate their involvement in one of our clinical trials for any reason, we may not be able to enter into arrangements with alternative CROs or clinical trial sites, or do so on commercially reasonable terms. In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

We have conducted and may in the future conduct clinical trials for our products or product candidates outside the United States and the FDA may not accept data from such trials.

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States. For example, our CRO conducted the Phase 1 clinical trials for both our MicroCor hPTH(1-34) and the Corplex Tamsulosin products in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the study through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and (3) the data is considered valid without the need for an on-site inspection by FDA or, if FDA considers such an inspection to be necessary, FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

If the FDA does not conclude that certain of our product candidates satisfy the requirements under Section 505(b)(2)of the Federal Food Drug and Cosmetics Act, or Section 505(b)(2), or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We and our collaboration partners are developing several proprietary product candidates, for which we and our partners intend to seek FDA approval through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we or our partners would need to generate in order to obtain FDA approval. If the FDA does not allow us or our partners to pursue the Section 505(b)(2) regulatory pathway as anticipated, we or our partners may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we or our partners are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we or our partners submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs or our partners’ NDAs for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we or our partners are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

The products that we make and develop may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.

Undesirable side effects caused by product candidates could cause us, or partners, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us, or our partners, to cease further development of or deny approval of product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

The labeling for our Fentanyl TDS product, which is common to all fentanyl transdermal products, includes warnings of serious adverse events relating to abuse potential, respiratory depression and death, and risks relating to accidental exposure, drug interactions and exposure to heat.

Agile has conducted two Phase 3 clinical studies of the AG200-15 product. The safety population in these studies included patients who received at least one dose of either AG200-15 or a combination oral contraceptive, or COC. In the combined safety population of Agile’s Phase 3 trials, there were a total of 22 serious treatment emergent adverse effects, or SAEs, of which 16 were from the AG200-15 group, three (0.2%) of which were considered to be possibly related to the study drug, consisting of drug overdose with Benadryl, uncontrollable nausea and vomiting, and left subclavian deep vein thrombosis. Agile believes that AG200-15 will have a label consistent with all marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clot events, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension. Regulatory authorities may require the inclusion of additional statements in the AG200-15 label, which may include a “black box” warning or contraindication.

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our products, other products with the same or related active ingredients or our, or our partners, product candidates, after obtaining U.S. regulatory approval, a number of potentially significant negative consequences could result, including:

•                  regulatory authorities may withdraw their approval of the product;

•                  regulatory authorities may require a recall of the product or we or our partners may voluntarily recall a product;

•                  regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;

•                  we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•                  we may be required to change the way the product is administered or modify the product in some other way;

•                  the FDA may require additional clinical trials or costly post-marketing testing and surveillance to monitor the safety or efficacy of the product;

•                  we could be sued and held liable for harm caused to patients; and

•                  our reputation may suffer.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our products.

Healthcare reform measures could hinder or prevent the commercial success of our products and product candidates.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability and the future revenues and profitability of our partners. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to certain individuals enrolled in Medicaid managed care organizations, (ii) established annual fees on manufacturers of certain branded prescription drugs and (iii) enacted a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

We may also be subject to healthcare laws, regulation and enforcement and our failure to comply with those laws could adversely affect our business, operations and financial condition.

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we or our partners conduct our business. The laws and regulations that may affect our ability to operate include, without limitation:

•                  the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•                  the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities that provide coding and billing advice to customers;

•                  federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•                  the federal physician sunshine requirements under the Affordable Care Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value made by certain manufacturers to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•                  the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, all of which govern the conduct of certain electronic healthcare transactions and protect the security and privacy of protected health information; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the recently enacted Affordable Care Act, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, the exclusion from participation in federal and state healthcare programs, imprisonment, or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Risks Related to Our Intellectual Property

We may not be able to obtain and enforce patent rights or other intellectual property rights that cover our drug delivery systems and technologies that are of sufficient breadth to prevent third parties from competing against us.

Our success with respect to our drug delivery systems and technologies will depend in part on our ability to obtain and maintain patent protection in both the United States and other countries, to preserve our trade secrets, and to prevent third parties from infringing upon our proprietary rights. Our ability to protect any of our approved products, product candidates or drug delivery systems from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents. Some of the drugs we use in our products have been approved for many years and therefore our ability to obtain any patent protection relating to the drug ingredients in our products may be limited.

Our patent portfolio related to our transdermal drug delivery systems and technologies includes patents and patent applications in the United States and foreign jurisdictions where we believe there is a market opportunity for our products. The covered technology and the scope of coverage vary from country to country. For those countries where we do not have granted patents, we may not have any ability to prevent the unauthorized use of our technologies. Any patents that we may obtain may be narrow in scope and thus easily circumvented by competitors. Further, in countries where we do not have granted patents, third parties may be able to make, use, or sell products identical to, or substantially similar to our products or product candidates.

Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering pharmaceutical inventions, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Accordingly, rights under any existing patents or any patents we might obtain or license may not provide us with sufficient protection for our products and product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents have issued or will issue, we cannot guarantee that the claims of these patents are or will be held valid or enforceable by the courts or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us.

Our MicroCor technology is new, although patents relating to microneedle technology were first filed in the 1990s. Although we believe that this technology includes certain inventions that are unique and not duplicative of any prior art, we do not have outstanding issued patents covering our more recent developments in this technology and we are unsure of the patent protection that we will be successful in obtaining, if any.

The laws of some foreign jurisdictions do not provide intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property in foreign jurisdictions, our business prospects could be substantially harmed. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•                  we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;

•                  others may independently develop similar or alternative technologies or duplicate any of our technologies;

•                  the patents of others may have an adverse effect on our business;

•                  any patents we obtain or our licensors’ issued patents may not encompass commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;

•                  any patents we obtain or our in-licensed issued patents may not be valid or enforceable; or

•                  we may not develop additional proprietary technologies that are patentable.

If we or our licensors fail to prosecute, maintain and enforce patent protection for our drug delivery technologies, products or product candidates, our ability to develop and commercialize our technologies, products or product candidates could be adversely affected and we might not be able to prevent competitors from making, using and selling competing technologies or products. This failure to properly protect the intellectual property rights relating to our technologies, products or product candidates could have a material adverse effect on our business, financial condition and results of operations. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Furthermore, in connection with our license agreement with P&G, we granted to P&G a broad exclusive license for certain fields of use, excluding prescription drug products and foot care and wound care products, to our Corplex technology and related know-how. P&G may sublicense its rights under that license, including to another manufacturer, at any time, and we do not have any assurance that they will continue to use us as their development partner and manufacturer in the future.

Proprietary trade secrets and unpatented know-how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know-how by entering into confidentiality agreements with third parties, and proprietary information and invention agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our licensees, partners and suppliers. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know-how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.

If we or our partners are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our partners to develop, manufacture, market and sell our products and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to our products and product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that others may assert that our drug delivery systems, technologies, products or product candidates infringe their patent rights. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, drug delivery systems or their methods of use. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our products, product candidates, technologies or methods.

In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our products, product candidates or proprietary technologies. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in-licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering our products, product candidates or technology similar to ours. Any such patent application may have priority over our own and in-licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed an U.S. patent application on inventions similar to those owned or in-licensed to us, we or, in the case of in-licensed technology, the licensor may have to participate, in the United States, in an interference proceeding to determine priority of invention.

A substantial portion of our partners’ products and product candidates are generic versions of pre-existing brand name drugs and we may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our partners’ products and/or product candidates and/or proprietary technologies infringe their intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act. These lawsuits could claim that there are existing patent rights for such drug and this type of litigation can be costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. In addition to facing litigation risks directly, we have agreed to indemnify several of our partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost-sharing agreements with some of our partners that could require us to pay some of the costs of patent litigation brought against those partners whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third party claims that we or our partners infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•                  infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;

•                  substantial damages for infringement, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•                  a court prohibiting us from selling or licensing the product or using the technology unless the third party licenses its intellectual property rights to us, which it is not required to do;

•                  if a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross-licenses to intellectual property rights for our products or technologies; and

•                  redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we or our partners can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could harm our ability to raise additional funds or otherwise adversely affect our business, results of operations, financial condition and prospects.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed to us alleged trade secrets of their other clients or former employers.

As is common in the biotechnology and pharmaceutical industry, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of consultants to assist us in the development of our products and product candidates, many of whom were previously employed at or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees and consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims. Even if we are successful in defending against any such claims, any such litigation could be protracted, expensive, a distraction to our management team, not viewed favorably by investors and other third parties, and may potentially result in an unfavorable outcome.

Risks Relating to Ownership of our Common Stock

Our principal stockholder has the ability to control our business, which may be disadvantageous to other stockholders.

Essex Woodlands Health Venture Fund VII, L.P., together with certain of its affiliates, which together we refer to as Essex Woodlands, collectively beneficially owns or controls approximately 53% of the voting power of our outstanding common stock. In addition, Ron Eastman, a Managing Director of Essex Woodlands, is a member of our board of directors. As a result of its ability to control a majority of the voting power of our outstanding common stock, Essex Woodlands has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Essex Woodlands may have interests that are different from those of other stockholders. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of Essex Woodlands. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because Essex Woodlands controls a majority of the voting power of our outstanding common stock, we are a “controlled company” within the meaning of the NASDAQ corporate governance requirements. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•                  that a majority of the board of directors consists of independent directors;

•                  that we have a nominating and corporate governance committee that is composed entirely of independent directors; and

•                  that we have a compensation committee that is composed entirely of independent directors.

We are not currently utilizing these exemptions. However, we may use these exemptions in the future, and as a result, we could choose not to have a majority of independent directors on our board of directors, or any of our board committees. If that were the case, you would not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

Our common stock may be affected by limited trading volume and we expect that the price of our common stock will fluctuate substantially.

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  This could adversely affect your ability to sell our common stock in short time periods or possibly at all.  The trading prices of the securities of pharmaceutical companies have been highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•                  the success of, and fluctuations in, the commercial sales of Clonidine TDS, Fentanyl TDS and Crest Whitestrips products or any other products approved for commercialization;

•                  the development status of our product candidates, including whether any of our product candidates receive regulatory approval;

•                  the execution of our partnering, manufacturing and other aspects of our business plan;

•                  variations in the level of expenses related to our commercialization activities;

•                  the performance of third parties on whom we rely for clinical trials, marketing, sales and distribution, including their ability to comply with regulatory requirements;

•                  the results of our or our partners’ preclinical studies and clinical trials;

•                  variations in the level of expenses related to our product candidates or preclinical and clinical development programs, including relating to the timing of invoices from, and other billing practices of, our CROs and clinical trial sites;

•                  price and volume fluctuations in the overall stock market;

•                  changes in operating performance and stock market valuations of other pharmaceutical companies;

•                  market conditions or trends in our industry or the economy as a whole;

•                  our execution of collaboration, co-promotion, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;

•                  the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to litigation or other disputes, strategic transactions, intellectual property or fentanyl or other controlled substances impacting us or our business;

•                  the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•                  changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•                  ratings downgrades by any securities analysts who follow our common stock;

•                  the development and sustainability of an active trading market for our common stock;

•                  future sales of our common stock by our officers, directors and significant stockholders;

•                  other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events; and

•                  changes in accounting principles.

In addition, the stock markets, and in particular the NASDAQ Global Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many pharmaceutical companies. Stock prices of many pharmaceutical companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as early as the fiscal year ending September 30, 2015. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We are in the process of transferring from our previous financial tracking system to an updated enterprise resource planning system. Our previous system had been in place since our founding and the transition will require new training and extensive changes to our system of our internal financial reporting. There is no guarantee that we will be able to transition smoothly and maintain effective internal controls over the reporting process during this transition.

If securities or industry analysts stop publishing research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Future sales of our common stock or securities convertible into our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market, or the perception that these sales might occur may reduce the prevailing market price of our common stock and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. In addition, certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.  Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates as defined in Rule 144 under the Securities Act.  Any sales of securities by existing stockholders could have a material adverse effect on the market price of our common stock.

Anti-takeover provisions in our charter documents and Delaware law might deter acquisition bids for us that you might consider favorable.

Our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

•                  establish a classified board of directors so that not all members of our board are elected at one time;

•                  authorize the issuance of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval, and which may include rights superior to the rights of the holders of common stock;

•                  prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•                  provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and

•                  establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing so as to cause us to take certain corporate actions you desire.

We qualify as an “emerging growth company” as defined in the JOBS Act and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We qualify as an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including certain reduced financial statement reporting obligations, reduced disclosure obligations about our executive compensation arrangements, exemptions from the requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements, and exemption from the auditor’s attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our April 2014 initial public offering, (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. We are also restricted from paying dividends under the SVB line and the term loan agreement with Capital Royalty. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of any gain on your investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, we granted stock options to purchase an aggregate of 467,089 shares of common stock to employees, consultants and directors pursuant to our 2012 Equity Incentive Plan, with an exercise price of $4.14 per share. During such period, we issued and sold an aggregate of 18 shares of our common stock to employees and former employees at an exercise price of $2.22 per share pursuant to exercises of options granted under our 2012 Equity Incentive Plan.

On April 8, 2014, we issued an aggregate total of 5,423,701 shares of common stock to four accredited investors in connection with the conversion of outstanding convertible notes and subordinated notes at the closing of the IPO.  The sales of the these securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds

The Form S-1 Registration Statement (Nos. 333-194279 and 333-195002) relating to our IPO were declared effective by the SEC on April 2, 2014, and the offering commenced the following day. The offering did not terminate before all of the securities registered in the registration statement were sold. Jefferies LLC and Leerink Partners LLC acted as joint book-running managers for the offering, and Needham & Company, LLC and FBR Capital Markets & Co. acted as co-managers of the offering.

We registered a total of 6,500,000 shares of common stock for sale in the IPO, and we closed the IPO on April 8, 2014. On May 8, 2014 we closed the underwriters option to purchase additional shares, which was exercised in part, and we sold 374,997 shares of our common stock. All sales were at the IPO price of $8.00 per share, for an aggregate gross offering price of $55.0 million. Net proceeds from the offering were approximately $48.5 million, after deducting underwriting discounts and commissions of approximately $3.9 million and other estimated offering-related expenses of approximately $2.6 million.

The principal purpose of our offering was to create a public market for our common stock.  We intend to use the net proceeds from the IPO for Phase 2 clinical trials for MicroCor hPTH(1-34) and Corplex Tamsulosin; scale up of production capability for our MicroCor products; formulation and development of our proprietary Corplex products;  advancement of our MicroCor technology; and working capital and other general corporate purposes, including a total payment of $5.2 million to repurchase shares of common stock from our two founders on April 8, 2014.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

Not applicable.

ITEM 6.                                                EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation.					X

3.2	Restated Bylaws					X

10.1	2014 Equity Incentive Plan	S-1	333-194279	10.4	March 24, 2014

10.2	2014 Employee Stock Purchase Plan	S-1	333-194279	10.5	March 24, 2014

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

*                                         This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

**                                  Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on May 14, 2014.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)