Form 10-Q
period 2014-06-30
Corium International, Inc.
filed 2014-08-12
CIK 1594337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 1, 2014, there were approximately 18,000,419 shares of the Registrant’s Common Stock outstanding.

i

PART I

ITEM 1.                FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(unaudited, in thousands)

	As of June 30,	As of September
	2014	30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$44,245	$13,581
Accounts receivable	4,503	3,129
Unbilled accounts receivable	1,800	1,495
Inventories, net	3,115	4,508
Prepaid expenses and other current assets	1,329	1,038
Total current assets	54,992	23,751
Property and equipment, net	12,512	12,622
Debt financing costs, net	645	902
Intangible assets, net	6,757	6,647
Notes receivable — related parties	—	100
TOTAL ASSETS	$74,906	$44,022
LIABILITIES, CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,573	$2,748
Accrued expenses and other current liabilities	3,859	3,374
Bank line of credit	1,500	3,873
Long-term debt, current portion	113	457
Capital lease obligations, current portion	813	1,029
Preferred stock warrant liability	—	560
Recall liability, current portion	732	1,004
Deferred contract revenues, current portion	2,251	2,112
Total current liabilities	11,841	15,157
Long-term interest payable	—	11,590
Long-term debt, net of current portion	37,824	36,956
Convertible notes	—	9,399
Subordinated note	—	13,000
Subordinated note embedded derivative liability	—	7,367
Capital lease obligations, net of current portion	1,084	1,652
Recall liability, net of current portion	3,185	3,828
Deferred contract revenues, net of current portion	3,500	3,688
Total liabilities	57,434	102,637
Convertible preferred stock	—	57,261
Redeemable common stock	—	3,224
Stockholders’ equity (deficit):
Common stock	18	2
Additional paid-in capital	113,422	(26,679)
Accumulated deficit	(95,968)	(92,423)
Total stockholders’ equity (deficit)	17,472	(119,100)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$74,906	$44,022

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product revenues	$7,856	$9,732	$23,196	$29,922
Contract research and development revenues	2,023	2,530	7,260	7,292
Other revenues	304	304	912	512
Total revenues	10,183	12,566	31,368	37,726
Costs and operating expenses:
Cost of product revenues	4,566	6,080	14,793	18,896
Cost of contract research and development revenues	3,789	2,767	11,237	8,709
Research and development expenses	1,614	1,393	3,742	3,965
General and administrative expenses	3,497	1,463	6,543	4,861
Amortization of intangible assets	138	138	399	402
Gain on disposal and sale and leaseback of equipment	(24)	(46)	(93)	(137)
Total costs and operating expenses	13,580	11,795	36,621	36,696

Income (loss) from operations	(3,397)	771	(5,253)	1,030

Interest income	2	2	5	7
Interest expense	(1,586)	(1,982)	(5,390)	(5,678)
Change in fair value of preferred stock warrant liability	—	—	(274)	—
Change in fair value of subordinated note embedded derivative liability	—	(7,954)	7,367	(7,954)
Loss before income taxes	(4,981)	(9,163)	(3,545)	(12,595)
Income tax benefit	—	—	—	—
Net loss and comprehensive loss	$(4,981)	$(9,163)	$(3,545)	$(12,595)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(4.12)	$(0.48)	$(5.69)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,624,327	2,226,451	7,362,142	2,213,513

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Redeemable Common Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance — September 30, 2013	36,034,900	$57,261	347,945	$3,224	1,881,177	$2	$(26,679)	$(92,423)	$(119,100)
Decrease in equity associated with modification of subordinated debt	—	—	—	—	—	—	$(3,485)	—	$(3,485)
Issuance of common stock in connection with initial public offering, net of issuance costs of $2.70 million	—	—	—	—	6,874,997	$7	$48,452	—	$48,459
Conversion of convertible preferred stock to common stock in connection with initial public offering	(36,034,900)	$(57,261)	—	—	3,567,807	$4	$57,257	—	$57,261
Issuance of common stock in connection with conversion of convertible debt	—	—	—	—	2,036,555	$2	$19,367	—	$19,369
Issuance of common stock upon conversion of subordinated debt in connection with the recapitalization transaction	—	—	—	—	3,387,146	$3	$19,234	—	$19,237
Issuance of common stock upon net exercise of preferred stock warrants and related extinguishment of preferred stock warrant liability	—	—	—	—	1,191	—	$309	—	$309
Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	970,249	$1	$(1)	—	—
Repurchase of redeemable common stock and common stock from founders in connection with initial public offering	—	—	(347,945)	$(3,224)	(729,864)	$(1)	$(2,000)	—	$(2,001)
Issuance of common stock upon exercise of stock options	—	—	—	—	3,380	—	$8	—	$8
Stock-based compensation expense	—	—	—	—	—	—	$960	—	$960
Aggregate fractional shares cancelled in connection with reverse stock split	—	—	—	—	(26)	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	$(3,545)	$(3,545)

Balance — June 30, 2014	—	$—	—	$—	17,992,612	$18	$113,422	$(95,968)	$17,472

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(3,545)	$(12,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,642	1,444
Gain on disposal and sale and leaseback of equipment	(93)	(137)
Amortization of premium on modification of subordinated note	(292)	—
Change in fair value of preferred stock warrant liability	274	—
Change in fair value of subordinated debt embedded derivative liability	(7,367)	7,954
Amortization of intangible assets	399	402
Noncash amortized debt issue costs on long-term debt	257	246
Noncash amortized debt discount	116	143
Write off of patent costs	—	3
Stock compensation expense	960	272
Changes in operating assets and liabilities:
Accounts receivable	(1,374)	(2,801)
Unbilled accounts receivable	(305)	(21)
Inventories, net	1,393	(786)
Prepaid expenses and other current assets	(291)	(141)
Accounts payable	599	(656)
Accrued expenses and other liabilities	1,549	818
Deferred contract revenues	(49)	443
Recall liability	(916)	—
Long-term interest payable	823	1,234
Net cash used by operating activities	(6,220)	(4,178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,325)	(6,267)
Proceeds from sale of equipment	18	—
Issuance of notes receivable — related parties	—	(100)
Proceeds from repayment of notes receivable — related parties	100	—
Payments for patents and licensing rights	(509)	(548)
Net cash used by investing activities	(2,716)	(6,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	48,459	—
Repurchase of redeemable common stock from founders, in connection with initial public	(5,225)	—
Proceeds from issuance of long-term debt	—	7,300
Payment of transaction costs associated with issuance of long-term debt	—	(65)
Principal payments on long-term debt	(468)	(659)
Principal payments on capital lease obligations	(802)	(463)
Borrowings on bank line of credit	1,298	3,157
Payments on bank line of credit	(3,670)	(2,285)
Proceeds from exercise of stock options	8	8
Net cash provided by financing activities	39,600	6,993
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,664	(4,100)
CASH AND CASH EQUIVALENTS — Beginning of period	13,581	12,245
CASH AND CASH EQUIVALENTS — End of period	$44,245	$8,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,503	$3,600
Property and equipment purchases included in accounts payable and accrued liabilities	$360	$393

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments that are necessary for a fair statement of the Company’s financial information. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2014 or for any future period. The balance sheet as of September 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

In connection with this reverse stock split, the number of shares of common stock reserved for issuance under the Company’s equity incentive, stock option and employee stock purchase plans as well as the shares of common stock underlying outstanding stock options, restricted stock units and warrants were also proportionately reduced while the exercise prices of such stock options and warrants were proportionately increased. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Initial Public Offering

On April 2, 2014, the Company’s registration statements on Form S-1 (File No. 333-195002 and File No. 333-195002) relating to the Initial Public Offering (the “IPO”) of its common stock were declared effective by the SEC. The IPO closed on April 8, 2014 at which time the Company sold 6,500,000 shares of its common stock at a price of $8.00 per share. Corium also granted the underwriters a 30-day option to purchase up to 975,000 additional shares of common stock at the IPO price. The underwriters exercised this option to purchase 374,997 shares on May 2, 2014.  The Company received cash proceeds of $48.5 million from the IPO, including proceeds from the partial exercise of the underwriters’ option, net of underwriting discounts, commissions and issuance costs paid by the Company.

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

Concentration of Credit Risk

Four partners accounted for 94% and 95% of the Company’s revenues for the three and nine months ended June 30, 2014 respectively, compared to 99% and 99% for the corresponding periods in 2013.  These same partners accounted for 100% of accounts receivable as of June 30, 2014 and September 30, 2013, respectively.

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

Upon commercialization, revenues are generated from product sales, royalties and profit sharing.  Product sales are generally recognized as products are shipped and title and risk of loss pass to the partner.  Royalties and profit sharing are generally recognized when the Company’s partners sell the product to their customers and are based on a percentage of the Company’s partners’ gross sales or net profits for products subject to the Company’s agreements with its partners.  Royalties and profit sharing totaled $1.0 million and $4.0 million for the three and nine months ended June 30, 2014, compared to $1.9 million and $6.2 million for the corresponding periods in 2013.

Other revenues consist primarily of income derived from the Company’s arrangements with its partners, whereby a portion of the revenues received under these agreements relates to rental income from embedded leases associated with these relationships, as well as revenues associated with licenses granted to a third party for intellectual property related to thin film dressings.

2.  Fair Value Measurements

Financial assets and liabilities are recorded at fair value. Except as noted below, the carrying values of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximated their fair values due to the short period of time to maturity or repayment.

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 —Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 —Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3 —Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013, by level within the fair value hierarchy, are as follows (in thousands):

	As of June 30, 2014
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$44,371	$—	$—	$44,371
Total financial assets	$44,371	$—	$—	$44,371

	As of September 30, 2013
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$13,342	$—	$—	$13,342
Total financial assets	$13,342	$—	$—	$13,342
Financial Liabilities:
Preferred stock warrant liability	$—	$—	$560	$560
Subordinated note embedded derivative liability	—	—	7,367	7,367
Total financial liabilities	$—	$—	$7,927	$7,927

The Company’s Level III liabilities consisted of a preferred stock warrant liability (Note 6) and Subordinated Note embedded derivative liability (Note 4) as of September 30, 2013.  The following table sets forth a summary of the changes in the fair value of the Company’s Level III financial liabilities, which are measured on a recurring basis (in thousands):

Balance as of September 30, 2013	$7,927
Change in fair value of preferred stock warrants	274
Write-off of preferred stock warrant liability in connection with initial public offering	(834)
Change in fair value of subordinated note embedded derivative liability	(7,367)
Balance as of June 30, 2014	$—

The following financial instruments have carrying values which differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (Level III valuation technique) (in thousands):

	As of June 30, 2014
	Carrying Value	Fair Value	Difference
Long-term debt	$37,937	$42,191	$4,254
Total	$37,937	$42,191	$4,254

	As of September 30, 2013
	Carrying Value	Fair Value	Difference
Long-term debt	$37,413	$37,413	$—
Convertible notes	9,399	14,316	4,917
Subordinated note	13,000	9,508	(3,492)
Total	$59,812	$61,237	$1,425

3.  Inventories

Inventories as of September 30, 2013 and June 30, 2014 consist of the following (in thousands):

	As of June 30, 2014	As of September 30, 2013
Raw materials	$1,657	$2,410
Work in process	1,062	1,546
Finished goods	621	667
Total inventories, cost	3,340	4,623
Less inventory reserves	(225)	(115)
Total inventories, net	$3,115	$4,508

4.  Debt

The Company’s outstanding debt as of September 30, 2013 and June 30, 2014 consist of a bank line of credit, amounts outstanding under a term loan agreement classified as long-term debt, convertible notes and a subordinated note as follows (in thousands):

	As of June 30, 2014	As of September 30, 2013
Bank line of credit	$1,500	$3,873
Long-term debt	37,937	37,413
Convertible notes	—	9,399
Subordinated note	—	13,000
Total	39,437	63,685
Less current portion, consisting of bank line of credit and long-term debt	1,613	4,330
Long-term portion	$37,824	$59,355

Bank Line of Credit

The Company entered into a line of credit on August 31, 2012 which provides for borrowings up to $6.0 million, expires on August 31, 2014, and is collateralized by a first security interest in cash, accounts receivable, and inventory, as well as a secondary interest in all other assets of the Company.  Advances under the line of credit are based on 80% of eligible accounts receivable.  The line of credit bears interest at 0.25%, plus the bank’s prime rate (an effective rate of 4.25% as of September 30, 2013 and June 30, 2014), and provides for a minimum monthly interest charge of $5,000.  In addition, the line of credit required a $60,000 facility fee which was paid in August 2013.  The line of credit contains a minimum monthly liquidity covenant of $2.0 million of net cash on deposit with the commercial bank.  The Company was in compliance with such covenant as of September 30, 2013 and June 30, 2014.

Long-term Debt

Long-term debt was as follows (in thousands):

	As of June 30, 2014	As of September 30, 2013
Term loan agreement expiring June 30, 2017. See terms of the agreement below. Less discount of $103 and $82 as of September 30, 2013 and June 30, 2014, respectively	$37,284	$36,293
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due April 2015	103	124
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	550	575
Notes payable to finance Company insurance premiums. The note calls for monthly payments of principal and interest of $71 at an interest rate of 2.192% and is due March 2014	—	421
Total	37,937	37,413
Less current portion	113	457
Long-term portion	$37,824	$36,956

On July 13, 2012, the Company completed a $35.0 million term loan agreement with a financial investment fund.  In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement, respectively.  The agreement requires interest to be paid quarterly at a simple annual rate of 15%, and that all outstanding principal be repaid in four equal quarterly payments beginning September 30, 2016.  The facility also contains a provision whereby the Company can choose to defer cash payment of 3.5% interest on the original outstanding principal from the first 11 quarterly interest payments by converting that portion of the interest otherwise due into additional notes under the agreement.  As of September 30, 2013 and June 30, 2014, the Company has converted $1.4 million and $2.4 million, respectively, of interest into additional notes (payment-in-kind notes).  Amounts outstanding under the term loan agreement are collateralized by all of the Company’s assets and the agreement contains a 1% fee on all draws and provides for a prepayment penalty on the outstanding principal if the Company chooses to repay principal prior to maturity, or upon other specified events, including a change of control.  The term loan agreement provides for financial covenants for minimum revenues and minimum liquidity, with which the Company was in compliance as of September 30, 2013 and June 30, 2014.

Convertible Notes

In 2008 and 2009, the Company issued convertible bridge notes (the “Convertible Notes”) and warrant purchase agreements to several of the existing Series C preferred stock investors, whereby the Company raised a total of $20.0 million.  On April 8, 2014, in connection with the closing of the IPO, all of the Convertible Notes with a principal amount and accrued interest of $19.4 million were converted into 2,036,555 shares of common stock.  As originally issued, the Convertible Notes accrued interest at 10% per year and mature on the earliest of July 31, 2009, the consummation of a significant sale of assets of the Company outside the normal course of business, or upon an uncured event of default.  Subsequently, the maturities of the Convertible Notes were initially extended to October 31, 2009, after which they became due.  In connection with the closing of the $35.0 million term loan agreement in July 2012, the Company repaid $10.0 million of principal and further extended the maturity date of the Convertible Notes to July 1, 2017.

Subordinated Note

In 2009, the Company issued a subordinated note (the “Subordinated Note”) to one of the existing Series C preferred stock investors raising a total of $13.0 million.  On April 8, 2014, in connection with the closing of the IPO, the Subordinated Note with a principal amount, accrued interest and derivative liability of $19.2 million was converted into 3,387,146 shares of common stock.  The Subordinated Note accrued simple interest at 5% per year and had an original maturity of the earliest of June 30, 2010, the consummation of a significant sale of assets of the Company outside the normal course of business, or upon an uncured event of default.  In connection with the closing of the term loan agreement during the year ended September 30, 2012, the maturity of the Subordinated Note was extended to July 1, 2017.

If the Company consummates a merger of the Company or a sale of all or substantially all of the Company’s assets, or a significant asset sale prior to the full repayment of the Subordinated Note, then, at the written election of the subordinated note holder, the holder of the Subordinated Note would have been entitled to be repaid the entire outstanding balance under the Subordinated Note plus an additional amount equal to the outstanding principal under the Subordinated Note, plus all accrued interest.  The Company determined that this feature is an embedded derivative requiring bifurcation and separate accounting.  The fair value of this embedded derivative liability was $7.4 million as of September 30, 2013.  The change in fair value was recorded to change in fair value of Subordinated Note embedded derivative liability.

Recapitalization

In December 2013, the Company entered into an amendment and conversion agreement with Essex Woodlands pursuant to which (i) the Company and Essex Woodlands amended the Convertible Notes held by Essex Woodlands and other investors to provide that they would automatically convert either into 2,036,555 shares of the Company’s common stock immediately prior to the closing of an initial public offering of the Company’s common stock or into 2,036,555 shares of the Company’s Series C preferred stock immediately prior to the first closing of a qualified equity financing that occurs prior to the closing of an initial public offering of the Company’s common stock, and the Convertible Notes would be terminated; (ii) the Company and Essex Woodlands amended the terms of the Subordinated Note to provide that it will automatically convert either into 3,387,146 shares of the Company’s common stock immediately prior to the closing of an initial public offering of the Company’s common stock or into 3,387,146 shares of a new series of the Company’s preferred stock (with identical rights, preferences and privileges as the Company’s Series C preferred stock, but with a liquidation preference of one times its original issue price) immediately prior to the first closing of a qualified equity financing that occurs prior to the closing of an initial public offering of the Company’s common stock, and the Subordinated Note would be terminated; and (iii)  Essex Woodlands agreed that it would effect the automatic conversion of all outstanding shares of the Company’s preferred stock in connection with the completion of an initial public offering of the Company’s common stock.

Simultaneously, the Company also entered into a repurchase agreement pursuant to which the Company agreed to repurchase 1,077,809 shares of the Company’s common stock for an aggregate repurchase price of $5.2 million from two of the Company’s founders.  These repurchases would occur immediately prior to the earlier of the consummation of an initial public offering of the Company’s common stock and the first closing of a qualified equity financing, and these repurchases would satisfy in full all of the Company’s remaining obligations under the repurchase agreements which are discussed in Note 7.

5.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements during the three and nine months ended June 30, 2013 and 2014 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
P&G	$3,123	$2,845	$8,885	$8,106
Teva	3,750	4,512	10,408	12,906
Actavis/Par	2,253	4,254	8,851	12,877
Agile	465	951	1,500	3,554
Other	592	4	1,724	283
Total revenues	$10,183	$12,566	$31,368	$37,726

6.  Warrants

The Company issued warrants to purchase shares of the Company’s capital stock as part of several transactions from 2008 through 2013.  The warrants have been recorded as either equity instruments or liability instruments based on the terms of the warrants.

Preferred Stock Warrants

As of September 30, 2013, the Company had issued 1,739,992 warrants to purchase Series C preferred stock, with a weighted average exercise price of $0.90 per share, which comprised the only warrants to purchase preferred stock issued by the Company.

All of the Series C preferred stock warrants were exercisable for a period of five years from issuance except certain warrants to purchase 163,522 shares of Series C preferred stock that expired upon the closing of an IPO.  The warrants were exercisable in cash or through a cashless exercise provision.  Under the cashless exercise provision, the holder could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Series C preferred stock at the time of exercise of the warrant after deducting the aggregate exercise price.  In the event that all outstanding shares of the Series C convertible preferred stock were converted into common stock, the warrants would be exercisable for the same number of shares of common stock.

Of the warrants outstanding as of September 30, 2013, warrants to purchase 1,380,241 shares of Series C preferred stock contained antidilution protection.  Therefore, the Company evaluated these warrants as derivative instruments, and accordingly recorded the warrants as liabilities at fair value at the time of issuance, with the fair value then adjusted at each subsequent balance sheet date.  The Company will continue to adjust the preferred stock warrant liabilities for changes in the fair value of the warrants until the earlier of (i) the exercise of the warrants, (ii) the conversion of the underlying preferred stock into common stock, at which time, the liability will be reclassified to stockholders’ equity, and (iii) the expiration of the warrants.

On April 8, 2014, in connection with the closing of the IPO, all 163,522 warrants to purchase Series C convertible preferred stock were converted and net exercised into 1,191 shares of common stock, and the remainder of the outstanding warrants to purchase Series C convertible preferred stock representing 1,216,719 shares, were converted into warrants to purchase common stock, representing 120,464 shares.  In addition, the preferred stock warrant liability of $0.3 million was reclassified to stockholders’ equity.

Common Stock Warrants

As of September 30, 2013 and June 30, 2014, warrants to purchase 1,294,613 and 1,224,837 shares of common stock were outstanding with a weighted average exercise price of $1.95 and $0.91 per share, respectively.  All of the common stock warrants are exercisable at any time up to five years from issuance.  The fair value of these warrants was recorded in stockholders’ equity (deficit) upon issuance.

On April 8, 2014, in connection with the closing of the IPO, warrants to purchase 1,286,495 shares of common stock were net exercised into 970,249 shares of common stock.

7.  Convertible Preferred Stock, Redeemable Common Stock and Stockholders’ Deficit

Convertible Preferred Stock

Preferred stock totaling 5.0 million shares with a par value of $.001 are authorized as of June 30, 2014.  No preferred stock is outstanding as of that date.

Convertible preferred stock as of September 30, 2013, on an unconverted basis, consists of the following (in thousands, except for share and per share data):

	Shares Authorized	Original Issue Price	Shares Issued and Outstanding	Aggregate Liquidation Amount
Series A	1,114,100	$0.220	1,114,066	$490
Series B	7,602,200	0.875	7,602,132	6,652
Series C	57,000,000	0.917	27,318,702	50,119
Balance as of September 30, 2013	65,716,300		36,034,900	$57,261

Common Stock

The Company was authorized to issue up to 115,000,000 and 150,000,000 shares of common stock as of September 30, 2013 and June 30, 2014, respectively, at par value of $0.001 per share.  The Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	As of June 30, 2014	As of September 30, 2013
Issuances under stock option plans	3,050,744	1,781,846
Issuances under 2014 ESPP	310,000	—
Issuances under conversion of convertible preferred stock	—	3,567,811
Issuances upon exercise of convertible preferred stock warrants	—	172,276
Issuances upon exercise of common stock warrants	128,582	1,294,618
	3,489,326	6,816,551

Repurchases of Common Stock from Founders — In connection with the Series C financing, the Company, in accordance with specific stock repurchase agreements approved by the board of directors, purchased from the two founders an aggregate of 215,872 shares of common stock at a purchase price of $9.26 per share.  The stock repurchase agreements also provided for the Company to repurchase an additional total of 215,872 shares of common stock held by each of the two founders at a price of $9.26 per share.  These agreements were amended in March 2008 to suspend the Company’s obligation to repurchase these shares if, in the discretion of the Company’s board of directors, any such repurchase would result in a material adverse effect on the Company’s financial condition.  As these shares were conditionally redeemable, they were classified outside of stockholders’ deficit.  In December 2013, the Company entered into a revised repurchase agreement pursuant to which the Company agreed to repurchase 1,077,809 shares of the Company’s common stock for an aggregate repurchase price of $5.2 million from the founders.  On April 8, 2014, in connection with the closing of the IPO, the Company repurchased 1,077,809 shares of common stock from the founders, thereby satisfying in full all of the Company’s remaining obligations under the earlier repurchase agreements.

8.  Stock-Based Compensation

Equity Incentive Plans

As of September 30, 2013 and June 30, 2014, the Company had three and four equity incentive plans, respectively, all of which are sponsored by the Company with the exception of the separate stock option plan of StrataGent, Inc., a corporation acquired by the Company on September 20, 2007 (the “Stratagent Plan”). The Company assumed all unexpired, unexercised options outstanding for those employees of StrataGent who remained Company employees after the merger.  Each StrataGent option became exercisable into whole shares of Corium stock based on an agreed exchange ratio and per share exercise price such that the total value of the option grant did not change.  The Company elected to make no further grants under the StrataGent Plan; however, its terms continue to govern all options issued under that plan.  No additional shares available for grant were assumed by the Company, and any options that were returned to the pool subsequent to the merger were canceled and were not made available for future grants.  This wholly-owned subsidiary was dissolved in 2008.

On March 20, 2014, the Company’s board of directors approved the adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in connection with the IPO.  Under the 2014 Plan, the Company has reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”).  On January 1 of each year for the ten year term of the plan, the number of shares of common stock issuable under the plan can be increased by an amount equal to up to 4% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or such lesser number agreed to by the board of directors.

The Company also sponsored the 2002 Stock Option Plan that expired in 2012, and the 2012 Plan, which was adopted in November 2012 and was replaced by the 2014 Plan.  The exercise price of each option issued under each of the equity incentive plans is no less than the fair value of the Company’s capital stock, as determined by the board of directors on the date of the grant. The maximum term of the options is ten years and the vesting period is typically four years.

Performance-Based Stock Option Grants - During the year ended September 30, 2013, the Company granted options to purchase 146,024 shares of common stock to certain executive officers and directors, which contained performance-based vesting criteria. These shares vest upon completion of certain milestone events which are specific to the Company’s corporate goals.  Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. Following the closing of the IPO in April 2014, the Compensation Committee of the Company’s board of directors determined that the performance-based criteria was met for options related to 137,510 shares of common stock and, accordingly, the Company has recorded stock-based compensation expense of $0.3 million for the three months ended June 30, 2014 related to these performance-based stock options.

A summary of activity under Corium’s equity incentive plans during the nine months ended June 30, 2014 is as follows:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)

Balance — September 30, 2013	248,410	1,528,876	$2.22	7.22	$1,287
Additional shares authorized	1,272,277	—
Granted	(472,589)	472,589	$4.19
Exercised	—	(3,380)	$2.23
Forfeited	209	(209)	$2.22
Cancelled	2,264	(2,261)	$3.29

Balance — June 30, 2014	1,050,571	1,995,615	$2.91	7.10	$9,706

The weighted average fair value of the stock options granted for the nine months ended June 30, 2014 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended June 30,2014
Expected term (in years)	5.80 – 6.08
Expected volatility	71 - 74%
Risk-free interest rate	.29 – 2.24%
Expected dividend rate	0%

Fair Value of Common Stock — The fair value of the shares of common stock is based on the Company’s stock price.

Expected Term — The expected term represents the period that our stock-based awards are expected to be outstanding before exercise or cancellation. Through June 30, 2014, our historical share option exercise experience did not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data points, and we estimated the expected term by using the simplified method;

Expected Volatility — Because the Company has limited information on the volatility of its common stock due to a lack of significant trading history and limited historical data regarding the volatility of its common stock, the expected volatility used is based on volatility of a group of publicly traded companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available.

Risk-Free Interest Rate — The risk-free interest rate is based on U.S. Treasury constant maturity treasury rates with remaining terms similar to the expected term.

Expected Dividend Rate — The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend rate of zero in the valuation model.

2014 Employee Stock Purchase Plan

On March 20, 2014, the Company’s board of directors approved the adoption of the 2014 Employee Stock Purchase Plan (the “2014 ESPP”), which became effective in connection with the IPO.  Under the 2014 ESPP, the Company has reserved a total of 310,000 shares of common stock for issuance to employees.  On January 1 of each year for the ten year term of the plan, the number of shares issuable under the 2014 ESPP can be increased by action of the board of directors by an amount equal to up to 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or a lesser number agreed to by the board of directors, however, no more than 4.0 million shares may be issued over the ten year term of the 2014 ESPP.  No shares under the 2014 Plan have been issued as of June 30, 2014.  Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2014 ESPP. The 2014 ESPP is intended to qualify as an “employee stock purchase plan,” under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. The 2014 ESPP provides for a two-year offering period with four six month purchase windows during each offering period.  Employees are able to purchase shares of common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the six month purchase window. For the three months ended June 30, 2014, the Company recorded stock-based compensation expense of $127,000 related to the 2014 ESPP.

The weighted average fair value of the shares expected to be purchased under the 2014 ESPP was estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended June 30,2014
Expected term (in years)	.63 – 2.13
Expected volatility	42 - 53%
Risk-free interest rate	.07 - .52%
Expected dividend rate	0%

Fair Value of Common Stock — The fair value of the shares of common stock is based on the Company’s stock price.

Expected Term — The expected term is based on the term of the offering period under the 2014 ESPP and can be either six, twelve, eighteen or twenty four months.

Expected Volatility — Because the Company has limited information on the volatility of its common stock due to a lack of significant trading history and limited historical data regarding the volatility of its common stock, the expected volatility used is based on volatility of a group of publicly traded companies. In evaluating similarity, the Company considered factors such as industry, stage of life cycle and size. The Company will continue to analyze the historical stock price volatility and term assumptions as more historical data for the Company’s common stock becomes available.

Risk-Free Interest Rate — The risk-free interest rate is based on U.S. Treasury constant maturity treasury rates with remaining terms similar to the expected term.

Expected Dividend Rate — The Company has never paid any dividends and does not plan to pay dividends in the foreseeable future, and, therefore, used an expected dividend rate of zero in the valuation model.

Expected Stock Based Compensation Expense

Employee stock-based compensation expense for all equity incentive plans and the 2014 ESPP the three and nine months ended June 30, 2013 and 2014 is classified in the statements of operations as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Cost of product revenues	$91	$6	$102	$29
Cost of contract research and development revenues	61	4	70	18
Research and development	68	8	91	32
General and administrative	490	40	697	193
Total stock-based compensation	$710	$58	$960	$272

As of June 30, 2014, there was a total of $4.3 million of unrecognized employee compensation cost, net of estimated forfeitures, related to non-vested equity incentive awards and the 2014 ESPP, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.0 years.

9.  Product Recall Liability

In fiscal 2008 and fiscal 2010, Actavis issued two voluntary recalls of certain lots and strengths of Fentanyl TDS manufactured by the Company and sold and distributed by Actavis, Inc. in the United States.  The Company and Actavis negotiated financial settlements for these two recalls, and the Company accrued amounts related to these settlements in fiscal 2009 and 2011.  Such recall liabilities were subsequently reduced through various mechanisms per the terms of the settlement agreements.

In October 2012, the Company reached a revised settlement related to these recalls which provides for a total and combined remaining liability of $5.0 million.  The revised liability will be repaid through quarterly payments in arrears based on a percentage of the average of the total net revenues recorded by the Company related to Fentanyl TDS.  These payments to Actavis started July 1, 2013 and continue through April 1, 2017.   This outstanding liability may also be paid in full at any time. To the extent that the revised settlement liability is not repaid as of April 1, 2017, the remaining liability, if any, will be converted into the most recent form of capital stock issued by the Company in connection with a financing, at the price per share of that financing.  The revised liability does not accrue interest.

The following table summarizes the changes to the product recall liability (in thousands):

Balance at September 30, 2013	$4,832
Payment of settlement liability	(916)
Balance at June 30, 2014	$3,917

10.  Net Loss Per Common Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the three and nine months ended June 30, 2013 and 2014 (in thousands, except share and per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Basic Net loss per share
Net loss attributable to common stockholders, basic and diluted	$(4,981)	$(9,163)	$(3,545)	$(12,595)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,624,327	2,226,451	7,362,142	2,213,513
Net loss attributable to common stockholders, basic and diluted	$(0.28)	$(4.12)	$(0.48)	$(5.69)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Convertible preferred stock	—	3,567,811	—	3,567,811
Stock options to purchase common stock	2,000,173	1,535,579	2,000,173	1,535,579
Shares authorized under the 2014 ESPP	310,000	—	310,000	—
Common stock warrants	128,582	1,286,499	128,582	1,286,499
Preferred stock warrants	—	172,276	—	172,276
Convertible notes	—	2,009,578	—	2,009,578

11.  Income Taxes

The Company did not record a provision for income taxes for the three and nine months ended June 30, 2014, because it expected to generate a net operating loss for the year ending September 31, 2014.  The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

12.  Segment and Enterprise-wide Information

The Company’s chief operating decision maker is its chief executive officer.  The chief executive officer reviews the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.  The Company has one business activity and there are no segment managers who are held accountable for operations, or operating results for levels or components.  Accordingly, the Company has a single reporting segment and operating unit structure.

All of the Company’s revenues are derived from partners located in the United States and all long-lived assets are located in the United States.

* * * * *

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2013 included in the final prospectus for our IPO dated as of April 2, 2014, and filed with the Securities and Exchange Commission, (the “SEC”), pursuant to Rule 424(b)(4) on April 3, 2014 (File Nos. 333-194279 and 333-195002). This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year ends September 30. Throughout this discussion and analysis, references to “fiscal”, “fiscal year” or “fiscal years” refer to years ended September 30.

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience in transdermal and transmucosal delivery systems. Together with our partners, we have successfully developed six marketed products in the prescription drug and consumer markets, and we are the sole commercial supplier of each of those products for our marketing partners. These marketed products are Clonidine Transdermal Delivery System, or TDS, Fentanyl TDS and four Crest Advanced Seal Whitestrips products. We use our novel transdermal and transmucosal approaches to bring new products to markets with significant opportunities. Our development platforms enable transdermal delivery of large molecules, or biologics, including vaccines, peptides and proteins, as well as small molecules that are otherwise difficult to deliver in a transdermal dosage form. Our pipeline includes two partnered products that are the subject of pending drug marketing applications to the U.S. Food and Drug Administration, (the “FDA”). In addition, we have 12 partner- or self-funded programs at earlier stages.

Since 1999, we have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. All of our current products are distributed, promoted and marketed by our partners. Our partners include The Procter & Gamble Company, or P&G, Par Pharmaceutical, Inc., or (“Par”), Teva Pharmaceuticals USA, Inc., or (“Teva”), and Agile Therapeutics, Inc., or (“Agile”), as well as several other multinational pharmaceutical companies. Most of these entities have substantially greater financial and operating resources than we do, including global operations. We have never had, nor do we currently have, our own sales force or marketing capabilities. We do not control the market prices that our marketing partners set for our products and, consequently, we do not control the market shares or rates of adoption of our products.

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

In addition to commercialized products, we have a number of products in late stages of development.  The most advanced clinical stage product in our pipeline is AG200-15, which is in Phase 3 development by our partner Agile.  AG200-15 is a combined hormonal contraceptive patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives, through the skin in an easy-to-use format over seven days.  Agile has filed a New Drug Application, (“NDA”), for approval of this product by the FDA, which is required before marketing a new drug in the United States. The FDA has indicated that Agile’s NDA was not sufficient for approval as originally submitted. Agile is preparing to conduct an additional Phase 3 clinical trial based on this guidance and intends to supplement the NDA with the results of the additional Phase 3 clinical trial.

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

Initial Public Offering

On April 2, 2014, our registration statements on Form S-1 (File No. 333-194279 and File No. 333-195002) relating to our IPO, were declared effective by the SEC. Our IPO closed on April 8, 2014 at which time we sold 6,500,000 shares of our common stock at a price of $8.00 per share.  Corium also granted the underwriters a 30-day option to purchase up to 975,000 additional shares of common stock at our IPO price.  On May 2, 2014, the underwriters elected to exercise their option to purchase 374,997 additional shares.  In total, we received cash proceeds of $48.5 million from our IPO, net of underwriting discounts and commissions and estimated offering-related expenses paid by us.

Components of Statements of Operations

Revenues

During the three and nine months ended June 30, 2014, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product revenues represented 77% and 74% of our total revenues during the three and nine months ended June 30, 2014, respectively.  Product revenues consist of product sales, royalties and profit sharing from products that have been commercialized and are sold by our partners.  Clonidine TDS, Fentanyl TDS and Crest Whitestrips make up the significant majority of our product revenues.  Our product revenues from Clonidine TDS in fiscal 2013 were higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for approximately seven months during the year.  This competitor has since resumed supply in amounts approaching historic levels, and we expect our product revenues from Clonidine TDS during fiscal 2014 to be lower than they were during fiscal 2013, and more consistent with the amount of product revenues during fiscal 2012. Based on forecasted demand provided to us from our Fentanyl TDS marketing partner, Par, we expect our product revenues from Fentanyl TDS to decline in fiscal 2014 compared to revenues in fiscal 2013.

We also generate contract research and development revenues from agreements for the research, development and commercialization of products that we develop for or with our partners.  The terms of the agreements may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs and milestone payments.  Contract research and development revenues during the three and nine months ended June 30, 2014 were primarily derived from our development activities related to AG200-15, Crest Whitestrips, new products with a development partner and a product currently in the late stages of development.  In addition, we continue to work on several feasibility programs with both existing and new partners utilizing our Corplex and MicroCor technologies.

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

Cost of Contract Research and Development Revenues

We incur expenses related to our contract research and development revenues from our partner agreements.  These expenses consist primarily of personnel costs, overhead costs and materials and supplies, which are generally passed through at cost to our partners.  We expense all contract research and development costs in the periods in which they are incurred.  Our costs of contract research and development will fluctuate depending on the timing and stage of our various partner arrangements.  In certain cases, contract research and development costs exceed contract research and development revenues for those agreements, and will not be profitable, either during certain periods or throughout the term of the agreements.  We enter into certain research and development arrangements that we do not expect to be profitable because we expect that the long-term benefits of those arrangements outweigh the short-term costs.  Furthermore, we recently entered, and may continue to enter, into other research and development arrangements in which we will be sharing the costs of development with our partner, resulting in our costs exceeding our contract research and development revenues on these projects until such products are commercialized.

Research and Development Expenses

Research and development expenses include costs incurred to develop our transdermal drug delivery products.  These costs consist of personnel costs, materials and supplies, overhead and facility costs, preclinical and non-clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs.  We expense all research and development expenses in the periods in which they are incurred.  We expect our research and development expenses will increase in absolute dollars in future periods as we continue to invest in further clinical development of our proprietary products.

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

Change in Fair Value of Preferred Stock Warrant Liability

Our convertible preferred stock warrants were classified as liabilities on our balance sheets at fair value, as we determined them to be derivative instruments because they contained antidilution provisions that protected the holders from certain future equity issuances at prices below the original issue price of the underlying security.  We remeasured the convertible preferred stock warrants to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive loss.  As a result of our IPO, the liability was extinguished and the convertible preferred stock warrants were automatically converted into common stock or common stock warrants.

Change in Fair Value of Subordinated Note Embedded Derivative Liability

Our outstanding Subordinated Note contained a provision that provides for the payment of an additional 100% principal payment to the holder upon a sale of our company or substantially all of our assets.  This provision was considered an embedded derivative which was remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive loss.  As a result of our IPO, this Subordinated Note and all accrued interest thereon was automatically converted into common stock.

Results of Operations

The following table sets forth each of our costs and operating expenses as a percentage of our total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Percentage of Revenues
Total revenues	100%	100%	100%	100%

Costs and operating expenses:
Cost of product revenues	45	48	47	50
Cost of contract research and development revenues	37	22	36	23
Research and development expenses	16	12	12	11
General and administrative expenses	34	12	21	13
Amortization of intangible assets	1	1	1	1
Gain on disposal and sale and leaseback of equipment	*	*	*	*
Total costs and operating expenses	133%	95%	117%	98%

*       Less than 0.5% of revenues

Comparison of the three months ended June 30, 2013 and 2014

Revenues

	Three Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Revenues:
Product revenues	$7,856	$9,732	$(1,876)	(19)%
Contract research and development revenues	2,023	2,530	(507)	(20)%
Other revenues	304	304	—	—
Total revenues	$10,183	$12,566	$(2,383)	(19)%

Product revenues decreased $1.9 million, or 19%, for the three months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily driven by a decrease of $2.1 million in product revenues from sales of Fentanyl TDS due to additional competitors entering the market for this product, and a $0.3 million decrease in Clonidine TDS sales during the three months ended June 30, 2014.  These declines were offset partially by a $0.5 million increase related to sales of Crest Whitestrips to P&G.

Contract research and development revenues decreased $0.5 million, or 20%, for the three months ended June 30, 2014 compared to the same period in 2013. The decrease was primarily driven by a $0.7 million decrease related to contract research and development revenues from a late-stage partnered development program that is nearing completion, a $0.2 million decrease related to P&G development programs and a $0.5 million reduction in revenues related to AG200-15, as development activities on this program reached advanced stages.  These decreases were partially offset by a $0.1 million increase related to contract research and development revenues from a recently-restarted partner development program, and a $0.4 million increase related to development activities on two additional partner development products.

Cost of Product Revenues

	Three Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Cost of product revenues	$4,566	$6,080	$(1,514)	(25)%

Cost of product revenues decreased $1.5 million, or 25%, for the three months ended June 30, 2014 compared to the same period in 2013, primarily as a result of lower product revenues, which decreased 19% between the same periods. This difference was primarily due to the decrease of product revenues from products with higher gross margins and from managed reductions in production costs.

Raw material costs decreased $1.0 million and direct labor costs decreased by $0.2 million for the three months ended June 30, 2014 compared to the same period in 2013.

Cost of Contract Research and Development Revenues

	Three Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Cost of contract research and development revenues	$3,789	$2,767	$1,022	37%

Cost of contract research and development revenues increased $1.0 million, or 37%, for the three months ended June 30, 2014 compared to the same period in 2013, primarily as a result of additional new programs compared to the same period in 2013, along with an increase in the level of activity on certain existing development programs.  These new programs resulted in an increase of $0.6 million in overhead costs.  While contract research and development revenues in the three months ended June 30, 2014 decreased 20% from the same period in 2013, the corresponding increase in cost of contract research and development revenues compared to the same period in 2013 primarily resulted from two new programs for which we are sharing development costs with a partner, causing our development costs to exceed the contract research and development revenues for both of these co-development programs.

The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, especially for co-development programs in which costs are shared with the partner, as well as the proportion of those costs that are reimbursements for pass-through expenses that are billed to partners at our cost. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be expensed in full. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others.

Research and Development Expenses

	Three Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Research and development expenses	$1,614	$1,393	$(221)	16%

Research and development expenses increased $0.2 million, or 16%, for the three months ended June 30, 2014 compared to the same period in 2013, primarily as a result of increased research and development spending on Corplex products for the treatment of Alzheimer’s and Parkinson’s disease and MicroCor programs.

General and Administrative Expenses

	Three Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
General and administrative expenses	$3,497	$1,463	$2,034	139%

General and administrative expenses increased $2.0 million, or 139%, for the three months ended June 30, 2014 compared to the same period in 2013, as expenses increased substantially in connection with our transition from a private to a public company.  Specifically, the increase was primarily a result of an increase of $0.6 million in legal, professional, consulting and other outside services, an increase of $0.5 million in stock compensation expense associated with vesting of performance-based option grants, and an increase of $0.7 million in cash incentive compensation expense.  Both the increase in stock compensation and cash incentive compensation expense were associated with the successful completion of our IPO.

Interest Expense

	Three Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest expense	$(1,586)	$(1,982)	$(396)	(20)%

Interest expense decreased $0.4 million, or 20%, for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to the elimination of interest on the Convertible Notes and Subordinated Note, which converted into common stock in connection with the closing of our IPO on April 8, 2014.

Change in Fair Value Of Subordinated Note Embedded Derivative Liability

	Three Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Change in fair value of Subordinated Note embedded derivative liability	$—	$(7,954)	$7,954	nm

We recorded a change in fair value of Subordinated Note embedded derivative liability of $8.0 million in the three months ended June 30, 2013 due to the significantly increased probability of a qualifying transaction that would trigger payment to the holder.  Prior to that, the fair value of the embedded derivative had been estimated to be immaterial.  There was no change in the liability for the three months ended June 30, 2014, as the value of the liability as of March 31, 2014 was determined to be zero following the closing of our IPO on April 8, 2014.

Comparison of the nine months ended June 30, 2013 and 2014

Revenues

	Nine Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Revenues:
Product revenues	$23,196	$29,922	$(6,726)	(22)%
Contract research and development revenues	7,260	7,292	(32)	nm
Other revenues	912	512	400	78
Total revenues	$31,368	$37,726	$(6,358)	(16)%

Product revenues decreased $6.7 million, or 22%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013, primarily as a result of a $4.9 million decrease in product revenues of Fentanyl due to additional competitors entering the market, and a $1.7 million decrease in product revenues of Clonidine TDS, primarily as a result of a competitor resuming supply in amounts approaching historic levels after a prolonged absence in fiscal 2013.

Contract research and development revenues were unchanged at $7.3 million for the nine months ended June 30, 2014 and the nine months ended June 30, 2013.  Revenues from several programs increased for the nine months ended June 30, 2014 compared to the same period in 2013, including a $1.2 million increase as a result of two additional partner programs, a $0.6 million increase from a new program with an existing partner, a $0.8 million increase related to P&G development programs and a $0.9 million increase on a program that had been temporarily on hold during fiscal 2013.  These increases were offset by decreases in revenues for several programs including a $0.8 million decrease in revenues related to a program in late-stage development, a $0.7 million decrease in revenues related to a partnered development program that was placed on hold, and a $2.1 million decrease in contract research and development revenues related to AG200-15, due to the advanced stage of its development during this period.

Cost of Product Revenues

	Nine Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Cost of product revenues	$14,793	$18,896	$(4,103)	(22)%

Cost of product revenues decreased $4.1 million, or 22%, for the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013 commensurate with the decrease in product revenues and specifically as a result of a $1.8 million decrease in raw material costs, a $0.8 million decrease in the cost of direct and temporary labor, and a $1.2 million decrease in direct and indirect overhead costs. While product revenues in the nine months ended June 30, 2014 decreased 22% from the nine months ended June 30, 2013, cost of product revenues decreased 22% over the same periods, reflecting the decrease in unit volumes sold, as well as a corresponding loss of production efficiency.

Cost of Contract Research and Development Revenues

	Nine Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Cost of contract research and development revenues	$11,237	$8,709	$2,528	29%

Cost of contract research and development revenues increased $2.5 million, or 29%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.  This increase was primarily related to two new products with a development partner, $0.6 million related to P&G development programs, and $0.9 million related to a program that had been temporarily on hold during fiscal 2013 due to the advanced stage of its development during this period.  These increases were partially offset by a reduction of $2.2 million in costs associated with the AG200-15 program.

While contract research and development revenues in the first nine months of fiscal 2014 were unchanged from $7.3 million in the same period in fiscal 2013, cost of contract research and development revenues increased 29%, reflecting the initiation of several newer programs, including two new co-development programs with a development partner and several new feasibility programs with partners utilizing our Corplex and MicroCor technologies. The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, especially for co-development programs in which costs are shared with the partner, as well as the proportion of those costs that are reimbursements for pass-through expenses that are billed to partners at our cost. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be expensed in full. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others.

Research and Development Expenses

	Nine Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Research and development expenses	$3,742	$3,965	$(223)	(6)%

Research and development expenses decreased $0.2 million, or 6%, in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013, primarily due to the higher allocation of research and development expenses to our partner-funded programs (see explanation of Cost of Contract Research and Development Revenues above).

General and Administrative Expenses

	Nine Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
General and administrative expenses	$6,543	$4,861	$1,682	35%

General and administrative expenses increased $1.7 million, or 35%, for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013, primarily as a result of an increase in cash incentive compensation expense of $0.1 million , an increase of $0.5 million in stock compensation expense primarily associated with performance-based option grants which fully vested during the period, an increase of $0.6 million in legal, professional, consulting and other outside service expenses associated with our increased costs as a public company, and an increase of $0.6 million in salaries and benefits resulting from the increased headcount during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.

Interest Expense

	Nine Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Interest expense	$(5,390)	$(5,678)	$(288)	(5)%

Interest expense decreased $0.3 million, or 5%, in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013, primarily as a result of the conversion of the Convertible Notes and Subordinated Note on April 8, 2014 in connection with the closing of our IPO,

Change In Fair Value Of Subordinated Note Embedded Derivative Liability

	Nine Months Ended June 30,		2013 to 2014
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Change in fair value of Subordinated Note embedded derivative liability	$7,367	$(7,954)	$15,320	Nm

We recorded a decrease in fair value of Subordinated Note embedded derivative liability of $7.4 million for the nine months ended June 30, 2014 as a result of the conversion of the Subordinated Note into common stock in connection with our IPO, which eliminated the liability in its entirety.  For the nine months ended June 30, 2013, we recorded an increase in fair value of the Subordinated Note embedded derivative liability of $8.0 million, due to the significantly increased probability of a qualifying transaction that would trigger payment to the holder.  Prior to that, the fair value of the embedded derivative had been estimated to be immaterial.

Liquidity and Capital Resources

Since fiscal 2006, we have incurred losses from operations in every fiscal year through fiscal 2013.  For the nine months ended June 30, 2014, we incurred a net loss of $3.5 million which included a $7.4 million gain on the change in fair value of the Subordinated Note embedded derivative liability and used $6.2 million of cash in operating activities.  As of June 30, 2014, we had working capital of $43.2 million and stockholders’ equity of $17.5 million.  Our principal sources of liquidity as of June 30, 2014 were cash and cash equivalents totaling $44.2 million.  We hold our cash and cash equivalents in a variety of interest-earning instruments, including investments backed by U.S. government agencies and money market accounts.  We raised $48.5 million in net proceeds from our IPO, and our current cash balance, combined with our cash flows from our commercial activities, are sufficient to meet our liquidity needs for a period exceeding the next twelve months.

Description of Certain Indebtedness

We have several credit facilities under which we have borrowed funds, including a bank line of credit, a term loan, along with capital leases for equipment purchases, and notes payable with lessors for tenant improvements made to leased facilities.  We are in compliance with all covenants under all loan agreements as of June 30, 2014.  See Note 4 of the notes to the financial statements for further details.

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production of their products.  This reduces our need for financing and lowers the cost of manufacturing these products for these partners, but also in some cases limits our ability to use this equipment for other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2014	2013
	(In thousands)
Cash used by operating activities	$(6,220)	$(4,178)
Cash used by investing activities	(2,716)	(6,915)
Cash provided by financing activities	39,600	6,993

Cash Flows from Operating Activities

Cash used by operating activities for the nine months ended June 30, 2014 was $6.2 million, which was primarily driven by our net income of $3.5 million, adjusted for a non-cash gain of $7.4 million related to the change in fair value of the Subordinated Note embedded derivative liability.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows generated from our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $3.4 million, were all consistent with normal operations with the exception of the increase in stock-based compensation expense, as further discussed above under General and Administrative expenses.  The $1.4 million increase in net operating assets was the result of offsetting sources and uses of cash in normal operations, each of which was consistent with our historical experience, including a decrease in inventories of $1.4 million, an increase in accounts receivable of $1.4 million, an increase in accrued expenses and other current liabilities of $1.5 million and $0.9 million in payments on the recall liability

Cash used by operating activities for the nine months ended June 30, 2013 was $4.2 million, which was primarily driven by our net loss of $12.6 million, adjusted for a non-cash loss of $8.0 million related to the change in fair value of the Subordinated Note embedded derivative liability. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $2.5 million, were all consistent with normal operations.  The $1.9 million decrease in net operating assets was primarily due to a large increase in accounts receivable as of June 30, 2013, resulting from increased partner invoicing at the end of the quarter.

Cash Flows from Investing Activities

Cash used by investing activities for the nine months ended June 30, 2014 was $2.7 million, consisting primarily of capital expenditures of $2.3 million for equipment and leasehold improvements to support operations, and expenditures of $0.5 million relating to acquisition of patents and licensing rights.

Cash used by investing activities for the nine months ended June 30, 2013 was $6.9 million, consisting primarily of capital expenditures of $6.3 million for equipment and leasehold improvements to support operations and facility improvements for future production of AG200-15, and expenditures of $0.5 million relating to acquisition of patents and licensing rights.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended June 30, 2014 was $39.6 million, consisting of $48.5 million in net proceeds from our IPO, and $1.3 million of borrowing under our accounts receivable credit line with Silicon Valley Bank (the “SVB Line”).  These cash proceeds were partially offset by repayments of $3.7 million under the SVB Line, a $5.2 million repurchase of common stock from founders, and repayment of $1.3 million of principal under our long-term debt and capital lease obligations.

Cash provided by financing activities for the nine months ended June 30, 2013 was $7.0 million, consisting of $6.0 million in proceeds from borrowings under our term loan agreement, a $0.6 million tenant improvement loan and a $3.2 million increase in borrowings under our SVB Line.  These increases in cash were partially offset by our repayments of $2.3 million under our SVB Line and $1.1 million of principal on our long-term debt and capital lease obligations.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

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

ITEM 3.                QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $44.2 million as of June 30, 2014.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including investments backed by U.S. government agencies and money market accounts.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding debt of $39.4 million as of June 30, 2014, of which $1.6 million was due within 12 months.  The interest rate of our borrowings under the term loan agreement with Capital Royalty is fixed.  Amounts outstanding under the SVB Line carry a variable interest rate.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

On August 3, 2012, a wrongful death lawsuit was filed in the U.S. District Court for the Northern District of Texas, Boudreaux vs. Corium International, Inc., et al, naming Actavis Inc. and Actavis South Atlantic LLC (“Actavis”) and Corium as co-defendants. Plaintiffs have alleged a family member died in connection with the use of Fentanyl TDS manufactured by Corium and distributed and sold by Actavis. The amount of the damages has not been specified. For this pending suit, we have insurance coverage up to $10 million with a maximum liability of $50,000 of out-of-pocket expense. We do not believe that the case has merit and plan to defend against this claim.

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

We have incurred significant operating and net losses since our inception. For fiscal 2013, we recorded net revenues of $50.3 million and net loss of $13.9 million. For fiscal 2012, we recorded net revenues of $42.9 million and net loss of $5.4 million. In the nine months ended June 30, 2014, we recorded net revenues of $31.4 million and net loss of $3.5 million which included a $7.4 million non-cash gain on the change in fair value of the subordinated note embedded derivative liability. As of June 30, 2014, we had stockholders’ equity of $17.5 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses to continue to increase in the near-term as we expand our operations as a public company, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Advanced Seal Whitestrips, and although we are generating revenues from sales of our products, we expect a decline in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products, and in addition, we have incurred liability in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2013 were $15.6 million. Our Fentanyl TDS marketing partner, Par, has provided us with forecasted demand that indicates we should expect revenues from Fentanyl TDS to decline significantly in fiscal 2014. We are also experiencing increased competition in that market, including a new product that is manufactured by one of two suppliers of the fentanyl active pharmaceutical ingredient, or API. In addition, Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results. Our product revenues from Clonidine TDS in fiscal 2013 were $13.2 million, significantly higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for seven months during the year. We expect our product revenues from Clonidine TDS during fiscal 2014 to be lower than they were during fiscal 2013, and more consistent with the amount of product revenues in fiscal 2012, as this competitor has resumed supply in amounts approaching historic levels and an additional competitor received regulatory approval to sell a competing generic Clonidine transdermal product.

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

The majority of our revenues come from only a few partners. For fiscal 2013, three partners, P&G, Teva and Par, individually comprised approximately 23%, 33%, and 33%, respectively, of our total revenues. In the nine months ended June 30, 2014, three partners, P&G, Teva and Par, individually comprised approximately 28%, 33%, and 28%, respectively, of our total revenues. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

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

The near-term growth of our product revenues heavily relies on the Agile AG200-15 transdermal contraceptive patch reaching the market in 2016. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for AG200-15, has conducted Phase 3 clinical studies and filed an NDA with the FDA for AG200-15 in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. Accordingly, Agile is planning to conduct an additional Phase 3 clinical trial, which it expects will not be completed before late 2015. We cannot assure you that Agile will be able to complete this additional Phase 3 trial or complete it in a timely manner, if at all, or ultimately obtain regulatory approval for the AG200-15 product.  If Agile fails to achieve any of these critical activities, or experiences significant delays in doing so, our near-term growth prospects would be limited, and would create uncertainty around the value and usefulness of our AG200-15 manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the AG200-15 contraceptive patch in collaboration with Agile. The success of the AG200-15 product is a key component of our business growth over the next few years and we have projected we will receive revenues from sales of this product beginning in 2016. The AG200-15 product requires a process step that we have not yet incorporated into commercial production, which involves the laser-etching of label information on each patch. In addition to requiring an additional Phase 3 clinical study, the FDA has requested information relating to this laser-etching process to demonstrate that it does not adversely affect the performance of the patch. If this product is not approved and launched by late 2016, or at all, or is launched in smaller quantities, we will not realize our anticipated revenue growth for 2016. In addition, one of our three buildings in our manufacturing facility in Grand Rapids, Michigan has been built out for the anticipated commercial production of AG200-15. Although some of the equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If AG200-15 is not approved, our business and financial prospects will be significantly harmed.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and experience, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-

consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. For example, we estimate annual market revenues based on patient prescriptions using an analysis of third-party information and third-party market research data. If this third-party data underestimates or overestimates actual revenues for a given period, adjustments to revenues may be necessary in future periods. Any significant differences between our actual results and our estimates and assumptions could negatively impact our financial position, results of operations and cash flows.

Changes in accounting standards and their interpretations could adversely affect our operating results.

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or AICPA, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

As of June 30, 2014, the amount of our total indebtedness was approximately $39.4 million, of which $37.3 is pursuant to our term loan agreement with Capital Royalty. No principal funds remain available to us for borrowing under the Capital Royalty term loan agreement. We are required to make significant payments to Capital Royalty beginning on September 30, 2016, as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. For example, our product revenues from Clonidine TDS in fiscal 2013 were higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for seven months during the year. We expect our product revenues from Clonidine TDS during fiscal 2014 to be significantly lower than they were during fiscal 2013, as this competitor resumed supply in amounts approaching historic levels and an additional competitor has received regulatory approval to sell a competing generic Clonidine transdermal product. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

In response to a fentanyl product recall in October 2010 by our partner Actavis, the FDA inspected our facility and issued a Form 483 with three observations. The FDA again inspected our production facility in November 2011. Following the inspection, the FDA issued a Form 483 with nine observations. We submitted a reply to these observations and the FDA subsequently closed out the inspection and issued us an EIR. The FDA has subsequently inspected our facilities two times, most recently in January and

February 2013, when it issued a Form 483 identifying three observations, and that inspection has been closed out with the issuance of an EIR in March 2013.

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

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States. For example, our CRO conducted the Phase 1 clinical trials for both our MicroCor hPTH(1-34) and the Corplex Tamsulosin products in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the study through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data is considered valid without the need for an on-site inspection by FDA or, if FDA considers such an inspection to be necessary, FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our products, other products with the same or related active ingredients, or our or our partners’ product candidates, after obtaining U.S. regulatory approval, a number of potentially significant negative consequences could result, including:

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

Essex Woodlands Health Venture Fund VII, L.P., together with certain of its affiliates, which together we refer to as Essex Woodlands, collectively beneficially owns or controls approximately 50% of the voting power of our outstanding common stock. In addition, Ron Eastman, a Managing Director of Essex Woodlands, is a member of our board of directors. As a result of its ability to control a majority of the voting power of our outstanding common stock, Essex Woodlands has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Essex Woodlands may have interests that are different from those of other stockholders. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of Essex Woodlands. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

We have begun a process of transferring from our previous financial tracking system to an updated enterprise resource planning system, but have not determined the timing for such a transition. Our current system has been in place since our founding and the transition will be costly and require new training and extensive changes to our system of our internal financial reporting. There is no guarantee that we will be able to transition smoothly and maintain effective internal controls over the reporting process during this transition.

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

We qualify as an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including certain reduced financial statement reporting obligations, reduced disclosure obligations about our executive compensation arrangements, exemptions from the requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements, and exemption from the auditor’s attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our April 2014 initial public offering, (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 8, 2014, we issued an aggregate total of 5,423,701 shares of common stock to four accredited investors in connection with the conversion of outstanding convertible notes and subordinated notes at the closing of our IPO.  The sales of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D promulgated thereunder). The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds

The registration statements on Form S-1 (File No. 333-194279 and File No. 333-195002) relating to our IPO were declared effective by the SEC on April 2, 2014, and the offering commenced the following day. The offering did not terminate before all of the securities registered in the registration statements were sold. Jefferies LLC and Leerink Partners LLC acted as joint book-running managers for the offering, and Needham & Company, LLC and FBR Capital Markets & Co. acted as co-managers of the offering.

We registered a total of 6,500,000 shares of common stock for sale in the IPO, and we closed the IPO on April 8, 2014. On May 8, 2014 we closed the underwriters’ option to purchase additional shares, which was exercised in part, and we sold 374,997 shares of our common stock. All sales were at the IPO price of $8.00 per share, for an aggregate gross offering price of $55.0 million. Net proceeds from the offering were approximately $48.5 million, after deducting underwriting discounts and commissions of approximately $3.9 million and other offering-related expenses of approximately $2.7 million.

The principal purpose of our offering was to create a public market for our common stock.  We intend to use the net proceeds from the IPO primarily for the advancement of our enabling technologies, the development of our proprietary product candidates, and the scale-up of production capability for them.  We completed our recapitalization immediately following our IPO on April 2, 2014, which involved the repurchase of shares from our founders.  We also invested an additional $1.5 million of our IPO proceeds to advance formulation work on several of our Central Nervous System product candidates and to place orders for our specialized manufacturing equipment for our hPTH(1-34) program.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

Not applicable.

ITEM 6.                EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1+	Restated Supply Agreement between Registrant and The Procter & Gamble Manufacturing Company, dated June 30, 2014.					X

10.2	Amendment to Business Park Lease, by and between Registrant and David D. Bohannon Organization, dated July 19, 2014.					X

10.3	2014 Equity Incentive Plan	S-1	333-194279	10.4	March 24, 2014

10.4	2014 Employee Stock Purchase Plan	S-1	333-194279	10.5	March 24, 2014

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS**	XBRL Instance Document.					X

101.SCH**	XBRL Taxonomy Extension Schema Document.					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

*              This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

**           Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on August 12, 2014.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)