Form 10-Q
period 2014-12-31
Corium International, Inc.
filed 2015-02-12
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

As of February 10, 2015, there were approximately 18,070,838 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.                FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31, 2014	As of September 30, 2014 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,937	$36,395
Accounts receivable	4,062	4,168
Unbilled accounts receivable	1,234	1,385
Inventories, net	3,466	2,592
Prepaid expenses and other current assets	984	1,292
Total current assets	49,683	45,832
Property and equipment, net	12,272	12,658
Debt financing costs, net	677	571
Intangible assets, net	6,720	6,683
TOTAL ASSETS	$69,352	$65,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,437	$2,512
Accrued expenses and other current liabilities	2,479	4,008
Long-term debt, current portion	53	107
Capital lease obligations, current portion	771	760
Recall liability, current portion	800	774
Deferred contract revenues, current portion	304	301
Total current liabilities	7,844	8,462
Long-term debt, net of current portion	48,564	38,155
Capital lease obligations, net of current portion	694	891
Recall liability, net of current portion	2,714	2,936
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	63,316	53,944
Stockholders’ equity:
Common stock; par value of $0.001 per share, 150,000,000 shares authorized; 18,070,838 and 18,003,883 shares issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	18	18
Additional paid-in capital	115,112	114,117
Accumulated deficit	(109,094)	(102,335)
Total stockholders’ equity	6,036	11,800
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,352	$65,744

(1)         Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Revenues:
Product revenues	$6,539	$8,100
Contract research and development revenues	2,930	2,064
Other revenues	297	304
Total revenues	9,766	10,468
Costs and operating expenses:
Cost of product revenues	4,087	5,229
Cost of contract research and development revenues	3,717	3,537
Research and development expenses	4,197	861
General and administrative expenses	2,687	1,810
Amortization of intangible assets	161	130
(Gain) / Loss on disposal and sale and leaseback of equipment	7	(37)
Total costs and operating expenses	14,856	11,530
Loss from operations	(5,090)	(1,062)
Interest income	2	2
Interest expense	(1,669)	(2,024)
Change in fair value of preferred stock warrant liability	—	(43)
Change in fair value of subordinated note embedded derivative liability	—	1,029
Loss before income taxes	(6,757)	(2,098)
Income tax expense	2	—
Net loss and comprehensive loss	$(6,759)	$(2,098)
Net loss attributable to common stockholders, basic and diluted	$(6,759)	$(2,098)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.94)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,034,689	2,229,852

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance — September 30, 2014	18,003,883	$18	$114,117	$(102,335)	$11,800
Issuance of common stock under Employee Stock Purchase Plan	61,042	—	298	—	298
Issuance of common stock upon exercise of stock options	5,913	—	9	—	9
Stock-based compensation expense	—	—	688	—	688
Net loss and comprehensive loss	—	—	—	(6,759)	(6,759)
Balance — December 31, 2014	18,070,838	$18	$115,112	$(109,094)	$6,036

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(6,759)	$(2,098)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	553	434
(Gain) / loss on disposal and sale and leaseback of equipment	7	(37)
Amortization of premium on modification of subordinated note	—	(40)
Change in fair value of preferred stock warrant liability	—	43
Change in fair value of subordinated note embedded derivative liability	—	(1,029)
Amortization of intangible assets	161	130
Noncash amortized issue costs on long-term debt and capital leases	45	85
Noncash amortized discount on long-term debt and capital leases	7	53
Stock compensation expense	688	56
Changes in operating assets and liabilities:
Accounts receivable	106	(577)
Unbilled accounts receivable	151	(872)
Inventories, net	(874)	433
Prepaid expenses and other current assets	308	(722)
Accounts payable	1,077	(129)
Accrued expenses and other liabilities	(1,163)	1,278
Deferred contract revenues	3	177
Recall liability	(196)	(280)
Long-term interest payable	—	416
Net cash used by operating activities	(5,886)	(2,679)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(328)	(1,540)
Increase in notes receivable — related parties	—	(1)
Payments for patents and licensing rights	(198)	(100)
Net cash used by investing activities	(526)	(1,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	10,000	—
Payment of transaction costs on issuance of long-term debt	(150)	—
Principal payments on long-term debt	(16)	(225)
Principal payments on capital lease obligations	(187)	(256)
Borrowings on bank lines of credit	—	534
Payments on bank lines of credit	—	(1,905)
Proceeds from exercise of stock options	9	7
Proceeds from issuance of common stock under employee stock purchase plan	298	—
Net cash provided (used) by financing activities	9,954	(1,845)
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	3,542	(6,165)
CASH AND CASH EQUIVALENTS — Beginning of period	36,395	13,581
CASH AND CASH EQUIVALENTS — End of period	$39,937	$7,416
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,252	$1,168
Cash paid for income taxes	$1	$1
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued liabilities	$46	$1,100
Issuance of payment—in-kind notes in lieu of cash interest payments	$365	$326

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

1. Organization, Description of Business and Summary of Significant Accounting Policies

Organization

Corium International, Inc., a Delaware corporation (the “Company”), is a commercial stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage its broad experience in transdermal and transmucosal delivery systems.

In the normal course of business, the Company enters into collaborative agreements with partners to develop and manufacture products based on the Company’s drug delivery technologies. Revenues consist of net sales of products manufactured, royalties and profit-sharing payments based on sales of such products by partners, and product development fees for research and development activities under collaborative agreements with strategic partners. The Company is also engaged in the research and development of its own transdermal drug delivery products using its proprietary technologies.

The Company’s fiscal year ends on September 30.  References to “fiscal” refer to the years ended September 30.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of December 31, 2014 and the statements of operations and comprehensive loss, statements of stockholders’ equity and cash flows for the three months ended December 31, 2014 and 2013 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2014 and its results of operations and cash flows for the three months ended December 31, 2014 and 2013. The financial data and the other financial information contained in these notes to the financial statements related to the three month periods are also unaudited. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2015 or for any future annual or interim period. The balance sheet as of September 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended September 30, 2014 included in the Company’s Annual Report on Form 10K, which was filed with the SEC on December 15, 2014.

There have been no material changes to the significant accounting policies previously disclosed in the Company’s audited financial statements for the year ended September 30, 2014.

Initial Public Offering

On April 2, 2014, the Company sold 6,874,997 shares of its common stock in its initial public offering (the “IPO”) at a price of $8.00 per share.  The Company received cash proceeds of $48.5 million from the IPO, including proceeds from the partial exercise of the underwriters’ option, net of underwriting discounts, commissions and issuance costs paid by the Company.

On April 8, 2014, immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock converted into 3,567,807 shares of common stock, and the related carrying value of $57.3 million was reclassified to common stock and additional paid-in capital. In addition, certain warrants to purchase convertible preferred stock and common stock were converted and net exercised into 971,440 shares of common stock. In connection with the IPO, Corium also repurchased 1,077,809 shares of common stock for an aggregate purchase price of $5.2 million from its founders.

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

Four partners accounted for 89% and 97% of the Company’s revenues for the three months ended December 31, 2014 and 2013, respectively. These same partners accounted for 86% and 95% of accounts receivable as of December 31, 2014 and September 30, 2014, respectively.

Comprehensive Income (Loss)

During the three months ended December 31, 2014 and 2013, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

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

The arrangements may include contractual milestones, which relate to the achievement of pre-specified research, development, regulatory and commercialization events. The milestone events contained in the Company’s arrangements coincide with the progression of the Company’s product candidates from research and development, to regulatory approval and through to commercialization. The process of successfully developing a new product, having it approved from a regulatory perspective and ultimately sold for a profit is highly uncertain. As such, the milestone payments that the Company may earn from its partners involve a significant degree of risk to achieve. Research and development milestones in the Company’s strategic alliances may include the following types of events: completion of pre-clinical research and development work, completion of certain development events and initiation or completion of clinical trials. Regulatory milestones may include the following types of events: filing of regulatory applications with the Food and Drug Administration and approval of the regulatory applications by the Food and Drug Administration. Commercialization milestones may include product launch. The Company recognizes milestone payments in their entirety in the period in which the milestone is achieved.

Upon commercialization, revenues are generated from product sales, royalties and profit sharing. Product sales are generally recognized as products are shipped and title and risk of loss pass to the partner. Royalties and profit sharing are generally recognized when the partners sell the product to their customers and are based on a percentage of the partners’ gross sales or net profits of the products as specified in the underlying agreements. Royalties and profit sharing totaled $0.6 million and $1.9 million for the three months ended December 31, 2014 and 2013.

Other revenues consists primarily of income derived from the Company’s arrangements with its partners, whereby a portion of the revenues received under these agreements relates to rental income from embedded leases associated with these relationships, as well as revenues associated with licenses granted to a third party for intellectual property related to thin film dressings.

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

Level I —Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level II —Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level III —Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The Company’s financial instruments that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of December 31, 2014
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$39,625	$—	$—	$39,625
Total financial assets	$39,625	$—	$—	$39,625

	As of September 30, 2014
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$36,019	$—	$—	$36,019
Total financial assets	$36,019	$—	$—	$36,019

The following financial instruments have carrying values which differ from their fair value as estimated by the Company for instruments with similar terms and remaining maturities (Level III valuation technique) (in thousands):

	As of December 31, 2014
	Carrying Value	Fair Value	Difference
Long-term debt	$48,617	$48,718	$101
Total	$48,617	$48,718	$101

	As of September 30, 2014
	Carrying Value	Fair Value	Difference
Long-term debt	$38,262	$40,357	$2,095
Total	$38,262	$40,357	$2,095

3. Inventories

Inventories consist of the following (in thousands):

	As of December 31, 2014	As of September 30, 2014
Raw materials	$1,567	$1,268
Work in process	723	898
Finished goods	1,409	632
Total inventories, cost	3,699	2,798
Less inventory reserves	(233)	(206)
Total inventories, net	$3,466	$2,592

4. Long-Term Debt

The Company’s outstanding long-term debt was as follows (in thousands):

	As of December 31, 2014	As of September 30, 2014
Term loan agreement expiring June 30, 2019. See terms of the agreement below.
Less discount of $70 and $76 as of December 31, 2014 and September 30, 2014, respectively	$47,997	$37,625
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due April 2017	89	96
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	531	541
Total	48,617	38,262
Less current portion	53	107
Long-term portion	$48,564	$38,155

On July 13, 2012, the Company completed a $35.0 million term loan agreement with Capital Royalty Group, subsequently renamed as CRG (“CRG”), a healthcare-focused investment firm. In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement, respectively, completing the principal borrowing authorized under the agreement. On November 14, 2014, the agreement was amended to, among other things, increase the principal amount of the term loan by $10 million and extend its maturity from June 30, 2017 to June 30, 2019.  The amended agreement requires interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on June 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. The amended agreement contains a provision whereby the Company can, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into additional notes. As of December 31, 2014 and September 30, 2014, the Company had converted $3.1 million and $2.7 million, respectively, of interest into additional notes (also known as payment-in-kind (“PIK”) notes). The amended agreement provides for a maximum borrowing of $45.0 million, excluding PIK notes.  On December 4, 2014, the Company borrowed the remaining $10 million of principal provided for in the amended agreement. Amounts outstanding under the term loan agreement are collateralized by all of the Company’s assets. The amended agreement provides for a prepayment penalty on the outstanding principal if the Company chooses to repay principal prior to June 30, 2018, or upon other specified events, including a change of control. The term loan agreement provides for financial covenants for minimum revenues and minimum liquidity, with which the Company has been in continuous compliance through December 31, 2014.

5. Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended December 31,
	2014	2013
P&G	$3,677	$2,952
Teva	1,904	3,703
Par	2,308	3,179
Agile	831	365
Other	1,046	269
Total revenues	$9,766	$10,468

6. Warrants

The Company issued warrants to purchase shares of the Company’s capital stock as part of several transactions from fiscal 2008 through fiscal 2013. The warrants have been recorded as either equity instruments or liability instruments based on the terms of the warrants.

As of December 31, 2014, warrants to purchase 128,582 shares of common stock were outstanding with a weighted-average exercise price of $1.77 per share.  All of the common stock warrants are exercisable at any time up to five years from issuance.  The fair value of these warrants was recorded in stockholders’ equity upon issuance.

7. Convertible Preferred Stock, Common Stock and Stockholders’ Equity

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of December 31, 2014 and September 30, 2014 with a par value of $0.001 per share.  No preferred stock was outstanding as of that date.

Common Stock

The Company was authorized to issue up to 150.0 million shares of common stock as of December 31, 2014 and September 30, 2014 with a par value of $0.001 per share.

8. Stock-Based Compensation

Equity Incentive Plan

As of December 31, 2014 and September 30, 2014, the Company had four equity incentive plans, all of which are sponsored by the Company, with the exception of the separate stock option plan of StrataGent, Inc., a corporation acquired by the Company on September 20, 2007 (the “StrataGent Plan”). The Company assumed all unexpired, unexercised options outstanding for those employees of StrataGent who remained Company employees after the merger. Each StrataGent option became exercisable into whole shares of Corium stock based on an agreed exchange ratio and per share exercise price such that the total value of the option grant did not change. The Company elected to make no further grants under the StrataGent Plan, however, its terms continue to govern all options issued under that plan. No additional shares available for grant under the StrataGent Plan were assumed by the Company, and any options that were returned to the pool subsequent to the merger with StrataGent were canceled and were not made available for future grants. This wholly-owned subsidiary was dissolved in 2008.

On March 20, 2014, the Company’s board of directors approved the adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in connection with the IPO. Under the 2014 Plan and as of December 31, 2014, the Company had reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), which was adopted in November 2012 and was replaced by the 2014 Plan. The Company also sponsored the 2002 Stock Option Plan that expired in 2012. On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan can be increased by an amount equal to up to 4% of the number of shares of common stock outstanding as of the preceding December 31, or such lesser number agreed to by the Company’s board of directors.

The exercise price of each option issued under each of the equity incentive plans is required to be no less than the fair value of the Company’s common stock, as determined by the Company’s board of directors on the date of the grant. The maximum term of the options is ten years and the vesting period is typically four years. The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

A summary of activity under the Corium Plans during the three months ended December 31, 2014 is as follows:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)

Balance — September 30, 2014	949,885	2,085,028	$2.92	7.02	$6,710
Granted	(674,250)	674,250	$5.54
Exercised		(2,494)	$1.56
Forfeited / Cancelled	3,136	(3,134)	$3.43
Balance — December 31, 2014	278,771	2,753,650	$3.56	7.51	$6,987

Options exercisable — December 31, 2014		1,326,229	$2.49	5.76	$4,790
Options vested and expected to vest — December 31, 2014		2,616,912	$3.48	4.12	$6,856

All outstanding options under the Corium Plans as of December 31, 2014 have an exercise price between $2.12 and $8.18 per share.

The weighted-average fair value of the stock options granted for the three months ended December 31, 2014 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months Ended December 31, 2014
Expected term (in years)	5.27 – 6.63
Expected volatility	70 – 77%
Risk-free interest rate	1.6 – 1.9%
Expected dividend rate	0%

Expected Term — The expected term represents the period that the stock-based awards are expected to be outstanding before exercise or cancellation. As the Company’s historical share exercise experience did not provide a reasonable basis upon which to estimate expected term because of a lack of sufficient data points, the Company estimated the expected term by using the simplified method.

Expected Volatility —Because the Company has limited information on the volatility of its common stock due to a lack of significant trading history and limited historical data regarding the volatility of its common stock, the expected volatility used is based on the volatility of a group of comparable publicly traded companies. In evaluating comparability, the Company considered factors such as industry, stage of life cycle and size. The Company will continue to analyze the historical stock price volatility and term assumptions as more historical data for the Company’s common stock becomes available.

Risk-Free Interest Rate —The risk-free interest rate is based on the constant maturity yields of U.S. Treasury notes with remaining maturities similar to the expected term.

Expected Dividend Rate —The Company has never paid any dividends, does not plan to pay dividends in the foreseeable future, and, therefore, uses an expected dividend rate of zero in the valuation model.

2014 Employee Stock Purchase Plan

On March 20, 2014, the Company’s board of directors approved the adoption of the 2014 Employee Stock Purchase Plan (the “2014 ESPP”), which became effective in connection with the IPO. The Company reserved 310,000 shares of common stock for issuance pursuant to the 2014 ESPP upon its adoption and, as of December 31, 2014, 248,958 of those shares remained available for issuance. On January 1 of each year during the ten-year term of the plan, the number of shares issuable under the 2014 ESPP can be increased by an amount equal to up to 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or a lesser number agreed to by the board of directors. No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company’s stockholders. Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2014 ESPP. The 2014 ESPP is intended to qualify as an “employee stock purchase plan,” under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.

The 2014 ESPP provides for a 24-month offering period with four consecutive six-month purchase periods during each offering period. Employees are able to purchase shares of common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period (the “Offering Date”) or on the last day of each six-month purchase period (the “Purchase Date”). The closing price as quoted by the Nasdaq is deemed to be the fair value of the Company’s common stock on the Offering Date or the Purchase Date, or if there are no sales on such date, then the last preceding business day on which there were sales.  In the event that the closing price of the Company’s common stock on the Purchase Date is lower than it was on the Offering Date, then all participating employees may re-enroll in a new 24-month offering period that commences the day following the Purchase Date.

The first Purchase Date of the April 2, 2014 offering period of the Company’s 2014 ESPP was November 19, 2014.  The closing price of the Company’s common stock on that date was $5.73, which was lower than the $8.00 fair market value on the Offering Date.  Accordingly, all participants who acquired shares on the first Purchase Date received a purchase price equal to 85% of $5.73, or $4.87.

The fair value of the purchase rights granted under the 2014 ESPP between April 2, 2014 and November 19, 2014 and the period commencing on November 20, 2014 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in each offering period using the following assumptions:

Three Months Ended December 31, 2014
Fair value of common stock	$5.73 – 8.00
Grant price	$4.87 – 6.80
Expected terms (in years)	0.50 – 2.00
Expected volatility	47 – 51%
Risk-free interest rate	0.07 – 0.54%
Expected dividend rate	0%

Fair Value of Common Stock —The fair market value of the Company’s common stock on the first day of each offering period, or $8.00 for the first offering period, based on the Company’s IPO price, and $5.73 for the new offering period commencing on November 20, 2014.

Grant Price—85% of the fair market value of the Company’s common stock on the first day of each offering period, or $6.80 for the first offering period and $4.87 for the new offering period commencing November 20, 2014.

Expected Terms—The expected terms are based on the end dates of the four purchase periods of each ESPP offering window, which are six, twelve, eighteen and twenty four months from the commencement of each new offering period.

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

Risk-Free Interest Rate—The risk-free interest rate is based on the constant maturity yields of U.S. Treasury notes with remaining maturities similar to each expected term.

Expected Dividend Rate—The Company has never paid any dividends, does not plan to pay dividends in the foreseeable future, and, therefore, uses an expected dividend rate of zero in the valuation model.

For the three months ended December 31, 2014, the Company recorded stock-based compensation expense of $164,000 and issued 61,042 shares of common stock to employees related to the 2014 ESPP.

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three months ended December 31, 2014 and 2013 is classified in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three months ended December 31,
	2014	2013
Cost of product revenues	$102	$6
Cost of contract research and development revenues	57	4
Research and development	126	7
General and administrative	403	39
Total stock-based compensation	$688	$56

As of December 31, 2014, there was a total of $5.6 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock option awards, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 3.1 years.

9. Product Recall Liability

In fiscal 2008 and fiscal 2010, Actavis issued two voluntary recalls of certain lots and strengths of Fentanyl TDS manufactured by the Company and sold and distributed by Actavis in the United States. The Company and Actavis negotiated financial settlements for these two recalls, and the Company accrued amounts related to these settlements in fiscal 2009 and 2011. These recall liabilities were subsequently reduced through various mechanisms per the terms of the settlement agreements.

In October 2012, the Company reached a revised settlement related to the two recalls, which provides for a total and combined remaining liability of $5.0 million as of that date. The revised liability will be repaid through quarterly payments in arrears based on a percentage of the average of the total net revenues recorded by the Company related to Fentanyl TDS. These quarterly payments have been paid to Actavis since July 1, 2013 and will continue through April 1, 2017. To the extent that the revised settlement liability has not been fully repaid as of April 1, 2017, the remaining liability, if any, will be converted into the most recent form of capital stock issued by the Company in connection with a financing, at the price per share of that financing. The revised liability does not accrue interest.

The following table summarizes the changes to the product recall liability (in thousands):

Three months ended December 31, 2014
Balance at September 30, 2014	$3,710
Payment of settlement liability	(196)
Balance at December 31, 2014	$3,514

10. Net Loss and Net Loss per Share Attributable to Common Stockholders

In April 2014, the Company completed its IPO, which resulted in significant changes to the number of then-outstanding shares of common stock. The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders during the three months ended December 31, 2014 and 2013 (in thousands, except share and per share data):

	Three months ended December 31,
	2014	2013
Net loss attributable to common stockholders, basic and diluted	$(6,759)	$(2,098)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,034,689	2,229,852
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.94)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three months ended December 31,
	2014	2013
Convertible preferred stock	—	3,567,811
Stock options to purchase common stock	2,754,789	1,778,653
Shares authorized under the 2014 ESPP	248,958	—
Common stock warrants	128,582	1,294,618
Preferred stock warrants	—	169,038

11. Income Taxes

The Company did not record a provision for Federal income taxes for the three months ended December 31, 2014 because it expected to generate a net operating loss for the year ending September 31, 2015.  The income tax expense of $2,000 for the three months ended December 31, 2014 represents minimum statutory payments due in the states in which the Company is subject to taxation.  The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

* * * * *

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2014 included in the Annual Report on Form 10-K for the year ended September 30, 2014, and filed with SEC, on December 15, 2014. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year ends September 30. Throughout this discussion and analysis, references to “fiscal,” “fiscal year” or “fiscal years” refer to years ended September 30.

Company Overview

We are a commercial stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience in transdermal and transmucosal delivery systems. Together with our partners, we have successfully developed six marketed products in the prescription drug and consumer markets, and we are the sole commercial supplier of each of those products for our marketing partners. We use our novel transdermal and transmucosal approaches to bring new products to markets that present significant opportunities. Our development platforms enable transdermal delivery of large molecules, or biologics, including vaccines, peptides and proteins, as well as small molecules that are otherwise difficult to deliver in a transdermal dosage form. Our pipeline includes two partnered products that are the subject of pending drug marketing applications to the U.S. Food and Drug Administration (the “FDA”). In addition, we have several partner- or self-funded programs at earlier stages.

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

Our partnership with Par is the result of an FTC-mandated divestiture of the product from Actavis, Inc. in connection with its merger with Watson Pharmaceuticals. We began the development of Fentanyl TDS with Abrika LLLP in May 2002, and Abrika was subsequently acquired by Actavis in 2007. Actavis commercially launched Fentanyl TDS in 2007. Par currently sells Fentanyl TDS throughout the United States.

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

We are developing several additional products utilizing our proprietary technologies that we plan to advance into Phase 1 and 2 trials in fiscal 2015. MicroCor hPTH(1-34) utilizes our MicroCor technology to deliver parathyroid hormone, a peptide for treating osteoporosis that is currently available only in a refrigerated injectable form. Our programs in Alzheimer’s and Parkinson’s diseases have advanced into in vivo pharmacokinetic testing. We are actively pursuing two product candidates in parallel for the transdermal treatment of Alzheimer’s disease, incorporating two of the drugs already approved by the FDA, donepezil and memantine. Pending successful preclinical results, our current plan is to take both candidates into human clinical trials. Additionally, we are pursuing a program for the transdermal treatment of Parkinson’s disease, also incorporating drugs already approved by the FDA, ropinirole and pramipexole. We are planning to take at least one of these candidates into human clinical trials. Tamsulosin TDS is a patch that we have been developing to deliver tamsulosin to patients with benign prostatic hyperplasia, or enlarged prostate. It is designed to deliver a controlled dose over several days and to reduce side effects compared to currently marketed products. We have decided to reallocate capital from our Tamsulosin TDS development program to our Alzheimer’s and Parkinson’s disease programs, with any further investment in Tamsulosin to be dependent on potential partnering activities and external funding.

The following table identifies the (1) products we have developed that are marketed by our partners, (2) products that we have developed with our partners that are in clinical trials that our partners have permitted us to disclose, (3) products in our proprietary pipeline, and (4) products currently awaiting FDA approval.

Partner	Product/Candidate	Application	Status
Teva	Clonidine TDS	Hypertension	Marketed
Par	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (4 Products)	Teeth Whitening	Marketed
Agile	AG200-15	Contraception	Phase 3
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2 (Early 2015)
Self-funded	Donepezil TDS/Memantine TDS	Alzheimer’s	Preclinical (Phase 1 Mid 2015)
Self-funded	Ropinerole TDS/Pramipexole TDS	Parkinson’s	Preclinical
Teva	ANDA	Motion Sickness	ANDA Filed

We have six commercial products and two products in review at the FDA, and we are developing additional undisclosed consumer and prescription drug products with partners. We have ongoing feasibility agreements with several major pharmaceutical companies involving our MicroCor technology, and are currently in active discussions with other parties for additional feasibility projects.

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

Components of Statements of Operations

Revenues

During the three months ended December 31, 2014 and 2013, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues—Product revenues consisted of product sales, royalties and profit sharing from products that have been commercialized and are sold by our partners. During the three months ended December 31, 2014 and 2013, all of our product revenues resulted from sales of Clonidine TDS, Fentanyl TDS and Crest Whitestrips.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products manufactured and shipped to Teva, along with profit sharing from the net profits earned by Teva on the product.  For the three months ended December 31, 2014, product revenues declined, compared to the same period in 2013, due to an additional competitor entering the market in fiscal 2014, which adversely impacted Teva’s market share and pricing.  Lower pricing by Teva directly reduces our profit sharing. We expect our product revenues from Clonidine TDS during fiscal 2015 to be lower than they were during fiscal 2014, due to the continued impact of this additional competitor.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products manufactured and shipped to Par, along with a royalty on the net sales of this product recognized by Par.  Revenues for this product declined for the three months ended December 31, 2014, compared to the same period in 2013, as additional competitors entered the market in 2014 and we made corresponding reductions to our production output. This lower level of production has continued into fiscal 2015, and we currently expect that it is unlikely to increase until any earlier than late fiscal 2015.  We expect that our product revenues from Fentanyl TDS during fiscal 2015 will not exceed fiscal 2014 revenues.

Product revenues from Crest Whitestrips consisted of the sale of products manufactured and shipped to P&G. Revenues from these products increased for the three months ended December 31, 2014, compared to the same period in 2013, and are expected to increase as demand for current products continues to increase, and as new products are launched.  We expect product sales of this product family to increase in fiscal 2015 and exceed fiscal 2014 levels.

Contract Research and Development Revenues—We also generate revenues from our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Our contract research and development revenues for the three months ended December 31, 2014 were primarily derived from our development activities related to AG200-15, a co-development arrangement for two new generic drug products, our two generic drug products partnered with Teva, one of which is currently in the late stages of development, and new products in development for P&G. We believe contract research and development revenues will grow as we continue to advance our existing partner-funded and co-funded programs into later and more complex stages of development, and as we add new product programs with new and existing partners. Contract research and development revenues for each program will generally decrease as each product nears regulatory approval.

Other Revenues—Other revenues consisted primarily of income derived from certain aspects of our arrangements with our partners, whereby a portion of the revenues received under these agreements is treated for accounting purposes as rental income from embedded leases associated with these relationships. Other revenues have not been, and are not expected to be, a significant portion of our revenues.

See “—Results of Operations” below for more detailed discussion on revenues.

Costs and Expenses

Cost of Product Revenues—The primary components of our cost of product revenues are materials, personnel costs, depreciation, facilities costs, other overhead costs, and infrastructure expenses associated with the manufacturing of our products. Our manufacturing overhead costs are significant, and are currently allocated among our products at rates consistent with current unit production volumes. As the number of units we manufacture increases, our overhead costs should increase less rapidly due to economies of scale, resulting in lower per-unit costs associated with higher production volumes. Conversely, if total production volumes decrease, as was the case in fiscal 2014 and is expected to be the case in fiscal 2015, the cost of product revenues, measured as a percentage of product revenues, may increase as we lose economies of scale, unless offset by other savings.

Cost of Contract Research and Development Revenues—We incur expenses related to our contract research and development revenues from our partner-funded and co-funded product development agreements. These expenses consist primarily of personnel costs, materials, supplies, and overhead costs. We expense all contract research and development costs, including costs to be subsequently reimbursed under development contracts, in the periods in which they are incurred. Our costs of contract research and development revenues will fluctuate depending on the timing and stage of our various partner arrangements. In certain cases, contract research and development costs exceed contract research and development revenues, either due to timing differences between expenses and revenues or due to the nature of the underlying contracts. We enter into certain research and development arrangements that we do not expect to be profitable because we expect the long-term benefits of those arrangements to outweigh the short-term costs. Furthermore, we have entered, and expect to continue to enter, into other research and development arrangements in which we will share the costs of development (co-development) with our partner, resulting in our costs significantly exceeding our revenues on such projects.

Research and Development Expenses—Research and development expenses include costs incurred to develop our proprietary products using our transdermal drug delivery technologies. These costs consist of personnel costs, materials and supplies, overhead and facility costs, preclinical and nonclinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in future periods as we continue to invest in research and development activities related to clinical development of our proprietary pipeline, including our products targeting the treatment of Osteoporosis, Alzheimer’s and Parkinson’s diseases, as well as other future development programs.  See “—Results of Operations” below for more detailed discussion on research and development expenses.

General and Administrative Expenses—General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for employees in our administration, finance, business development, human resources and information technology functions. Other expenses include professional fees for accounting and legal services, and costs of consultants and other outside services. We expect that our general and administrative expenses will increase with growth in our revenues and the continued development of our product pipeline.

Interest Income—Interest income consists primarily of interest earned on our cash and cash equivalents balances.

Interest Expense—Interest expense consists primarily of the interest charges associated with our long-term debt and our capital lease obligations. Our interest expense is paid periodically in cash, except when an allowable portion of the interest due is converted at our election into PIK notes. For further discussion, see “—Liquidity and Capital Resources—Description of Certain Indebtedness.”

Change in Fair Value of Preferred Stock Warrant Liability—Certain convertible preferred stock warrants were classified as liabilities at fair value on our balance sheets as we had determined them to be derivative instruments because they contained antidilution provisions that protected the holders from certain future equity issuances at prices below the original issue price of the underlying security. We remeasured the convertible preferred stock warrants to fair value at each balance sheet date, with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive loss. We reclassified this liability to equity in connection with our IPO in fiscal 2014.

Change in Fair Value of Subordinated Note Embedded Derivative Liability—Our subordinated note contained a provision that provided for the payment of an additional 100% principal payment to the holder upon a sale of our company or substantially all of our assets. This provision was considered an embedded derivative, which was remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive loss. In connection with our IPO, this embedded derivative was determined to no longer have any value and was eliminated through a credit to earnings.

Results of Operations

Comparison of the Three Months Ended December 31, 2014 and 2013

	Three Months Ended December 31,		2014 to 2013 Change
(In thousands, except percentages)	2014	2013	$	%
Revenue:
Product revenues	$6,539	$8,100	$(1,561)	(19)%
Contract research and development revenues	2,930	2,064	866	42%
Other revenues	297	304	(7)	(2)%
Total revenue	9,766	10,468	(702)	(7)%
Operating expenses:
Cost of product revenues	4,087	5,229	(1,142)	(22)%
Cost of contract research and development revenues	3,717	3,537	180	5%
Research and development	4,197	861	3,336	387%
General and administrative	2,687	1,810	877	48%
Amortization of intangible assets	161	130	31	24%
(Gain)/loss on disposal and sale and leaseback of equipment	7	(37)	44	nm
Total operating expenses	14,856	11,530	3,326	29%
Loss from operations	(5,090)	(1,062)	(4,028)	(379)%
Interest income	2	2	—	—
Interest expense	(1,669)	(2,024)	355	18%
Change in fair value of preferred stock warrant liability	—	(43)	43	nm
Change in fair value of subordinated note embedded derivative liability	—	1,029	(1,029)	nm
Loss before provision of income taxes	(6,757)	(2,098)	(4,659)	(222)%
Income tax expense	2	—	2	nm
Net loss	$(6,759)	$(2,098)	$(4,461)	(222)%

Revenues

Product revenues decreased $1.6 million, or 19%, for the three months ended December 31, 2014 compared to the same period in 2013. The decrease was primarily driven by a $2.1 million decrease in Clonidine TDS product revenues, primarily as a result of an existing competitor resuming supply after an interruption in fiscal 2013 and a new competitor entering the market in fiscal 2014, which reduced both market share and profit-sharing.  Product revenues were further reduced by a $0.6 million decrease in product sales of Fentanyl TDS, during the three months ended December 31, 2014 compared to the same period in 2013, as demand for this product weakened in the second quarter of fiscal 2014, but has remained stable since that time. These decreases were partially offset by an increase of $1.1 million in product revenues of Crest Whitestrips, reflecting increased product demand during the three months ended December 31, 2014 and the introduction of a new product during fiscal 2014.

Contract research and development revenues increased $0.9 million, or 42%, for the three months ended December 31, 2014 compared to the same period in 2013, primarily as a result of a $0.7 million increase in revenues related to development of a new generic product with an existing partner, which began in the second half of fiscal 2014, a $0.7 million increase from our two co-development programs, and a $0.5 million increase in revenues associated with AG-200-15.  These increases were partially offset by a $0.4 million decrease in revenues related to a late-stage product in development that is nearing regulatory approval, and a $0.4 million decrease in revenues from development of products for P&G.

Cost of Product Revenues

Cost of product revenues decreased $1.1 million, or 22%, for the three months ended December 31, 2014 compared to the same period in 2013, primarily as a result of the corresponding decrease in product sales. While product revenues decreased 19%, cost of product revenues decreased 22%. This difference was primarily due to an increase in sales of products with higher profit margins during the three months ended December 31, 2014.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $0.2 million, or 5%, for the three months ended December 31, 2014 compared to the same period in 2013, primarily as a result of an increase in the number of projects in development. While cost of contract research and development revenues increased 5% for the three months ended December 31, 2014 compared to the same period in 2013, contract research and development revenues increased 42%.  The differences in contract research and development revenues versus contract research and development costs are a function of the specific project activities undertaken in any given period, including the proportion of those expenses that are reimbursements for pass-through expenses compared to the revenue generated on a particular product. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others.

Research and Development Expenses

Research and development expenses increased $3.3 million, or 387%, for the three months ended December 31, 2014 compared to the same period in 2013, reflecting increased investment in our proprietary programs following our IPO.  This increase was primarily as a result of the $2.8 million increase in research and development spending on the MicroCor PTH project for the three months ended December 31, 2014 compared to the same period in 2013, as we prepare for the production of clinical samples for the Phase 2 clinical study planned for the second fiscal quarter of 2015.  In addition, we increased our funding for our product development programs for Alzheimer’s and Parkinson’s by $0.8 million for the three months ended December 31, 2014 compared to the same period in 2013.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 48%, for the three months ended December 31, 2014 compared to the same period in 2013, primarily related to a $0.5 million increase in costs associated with operating as a public company, including legal, accounting, and outside services.  In addition, stock-based compensation expense increased by $0.3 million, due primarily to the increase in value of our common stock from fiscal 2013 to fiscal 2014 as we continue to issue stock options to employees and directors.

Interest Expense

Interest expense decreased $0.4 million, or 18%, for the three months ended December 31, 2014 compared to the same period in 2013, primarily due to the conversion of our convertible notes and subordinated note into common stock in connection with our IPO, whereby interest is no longer being accrued on these instruments.

Change in Fair Value of Subordinated Note Embedded Derivative Liability

We recorded a change in the fair value of our subordinated note embedded derivative liability of $1.0 million for the three months ended December 31, 2013, primarily due to the increased likelihood of an initial public offering, and corresponding decrease in the likelihood that a qualifying transaction would trigger payment of an additional amount owed to the note holder, which resulted in a reduction of the value of the embedded derivative feature at that time.  As a result of our IPO, this liability was eliminated.

Liquidity and Capital Resources

Since fiscal 2006, we have incurred losses from operations in every fiscal year through fiscal 2014.  For the three months ended December 31, 2014, we incurred a net loss of $6.8 million and used $5.9 million of cash in operating activities.  As of December 31, 2014, we had working capital of $41.8 million and stockholders’ equity of $6.0 million.  Our principal sources of liquidity as of December 31, 2014 were cash and cash equivalents totaling $39.9 million.  We hold our cash and cash equivalents in a variety of interest-earning instruments, including money market accounts.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations beyond the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

Description of Certain Indebtedness—We have several credit facilities under which we have borrowed funds, including a term loan, capital leases for equipment purchases, and notes payable with lessors for tenant improvements to our leased facilities.  We are in compliance with all covenants under all loan agreements as of December 31, 2014.  For further details, see Note 4 to our financial statements.

Our $35.0 million term loan agreement with CRG was amended in November 2014 to increase the principal amount of the term loan to $45.0 million, excluding all current and future PIK notes.  The amended agreement extended the interest-only period to June 30, 2018, and continues to require that cash interest be paid quarterly at a simple annual rate of 15%, while continuing to permit us to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal, including all then-outstanding PIK notes, into additional PIK notes.  This PIK note option applies to all interest due on or prior to June 30, 2018.  Commencing on September 30, 2018, all then-outstanding principal, including the PIK notes, must be repaid quarterly in four equal installments, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%.

As of December 31, 2014, the principal amount outstanding under the term loan agreement, including all PIK notes, was $48.0 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for a prepayment penalty if we choose to repay principal prior to maturity, or upon other specified events, including a change of control. The agreement has financial covenants, including a minimum annual revenues requirement (beginning with the 12 months ended June 30, 2015) and a minimum liquidity requirement, with which we have been in compliance since the inception of the loan. The amended agreement with CRG was filed as Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which was filed with the SEC on December 15, 2014.

Our bank line of credit expired on August 31, 2014 and was not renewed.

We also have several other credit facilities under which we have borrowed funds, including capital leases for equipment purchases, and notes payable with lessors for tenant improvements made to leased facilities. For further details, see Note 8 to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which was filed with the SEC on December 15, 2014.

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production of their products. This reduces our need for financing and lowers the manufacturing cost of these products for these partners, but generally limits our ability to use this equipment for our own or other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Cash used by operating activities	$(5,886)	$(2,679)
Cash used by investing activities	(526)	(1,641)
Cash provided (used) by financing activities	9,954	(1,845)

Cash Flows from Operating Activities—Cash used by operating activities for the three months ended December 31, 2014 was $5.9 million, which was primarily driven by our net loss of $6.8 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows generated from our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $1.5 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under General and Administrative Expenses.  The $0.6 million cash used in net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•                  $1.1 million in cash flow from an increase in accounts payable, primarily reflecting the increased spending on the MicroCor PTH program and the timing of purchases and vendor payments at the end of the quarter, partially offset by:

•                  a $1.2 million use of cash in decreased accrued expenses and other current liabilities, which primarily relates to the payment of bonuses during the three months ended December 31, 2014; and

•                  a $0.9 million use of cash in an increase in inventories, reflecting an increase in finished goods inventory, resulting primarily from an unplanned delay in shipping of one lot of Clonidine TDS from December 2014 to January 2015.

Cash used by operating activities for the three months ended December 31, 2013 was $2.7 million, which was primarily driven by our net loss of $2.1 million, adjusted for non-cash income of $1.0 million related to the change in fair value of the subordinated note embedded derivative liability. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $0.7 million, were all consistent with normal operations.  The $0.3 million cash used in net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•                  $0.9 million of cash used in an increase in unbilled accounts receivable as of December 31, 2013, primarily reflecting the higher level of royalties, profit sharing and other unbilled amounts with our commercial partners at the end of the quarter;

•                  $0.7 million of cash used in an increase in prepaid and other current assets, primarily reflecting the costs incurred towards our IPO;

•                  $0.6 million of cash used in an increase in accounts receivable as of December 31, 2013, primarily reflecting a higher level of shipments as of that date, partially offset by:

•                  $1.3 million in cash flow from an increase in accrued expenses and other liabilities as of December 31, 2013, resulting primarily from the accrual of bonus and other expenses which were not paid until subsequent quarters.

Cash Flows from Investing Activities—Cash used by investing activities for the three months ended December 31, 2014 was $0.5 million, consisting of capital expenditures of $0.3 million for equipment and leasehold improvements to support operations, and expenditures of $0.2 million relating to capitalization of patent costs.

Cash used by investing activities for the three months ended December 31, 2013 was $1.6 million, consisting of capital expenditures of $1.5 million for equipment and leasehold improvements and expenditures of $0.1 million relating to capitalization of patent costs.

Cash Flows from Financing Activities—Cash provided by financing activities for the three months ended December 31, 2014 was $10.0 million, consisting primarily of the proceeds from the amendment of our term loan agreement with CRG in November 2014.

Cash used by financing activities for the three months ended December 31, 2013 was $1.8 million, consisting primarily of proceeds from repayment of borrowings under our bank line of credit.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Segment Information

We have one business activity and operate in one reportable segment.

Critical Accounting Policies and Estimates

Our condensed financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation and valuation of our convertible preferred stock warrants and subordinated note embedded derivative liability have the greatest potential impact on our condensed financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Income Taxes

There have been no material changes under income taxes as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 3.                QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $39.9 million as of December 31, 2014.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market accounts.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding debt of $48.6 million as of December 31, 2014, of which $0.1 million was due within 12 months.  The interest rate of our borrowings under the term loan agreement with CRG is fixed.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective.

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

On August 3, 2012, a wrongful death lawsuit was filed in the U.S. District Court for the Northern District of Texas, Boudreaux vs. Corium International, Inc., et al, naming Actavis Inc. and Actavis South Atlantic LLC (“Actavis”) and Corium as co-defendants. Plaintiffs have alleged a family member died in connection with the use of Fentanyl TDS manufactured by Corium and distributed and sold by Actavis. The amount of the damages has not been specified. The parties have reached an agreement in principle regarding the resolution of this matter, and the contemplated settlement amount will be covered by our insurance policy that provides for coverage up to $10 million (with a maximum liability to Corium of $50,000 for out-of-pocket expenses).

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

We have incurred significant operating and net losses since our inception. In fiscal 2014, we recorded net revenues of $42.4 million and net loss of $9.9 million, and in fiscal 2013, we recorded net revenues of $50.3 million and net loss of $13.9 million. In the three months ended December 31, 2014, we recorded net revenues of $9.8 million and net loss of $6.5 million. As of December 31, 2014, we had stockholders’ equity of $6.3 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses to continue to increase in the near-term as we expand our operations as a public company, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Advanced Seal Whitestrips, and although we are generating revenues from sales of our products, we expect a decline in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products, and in addition, we have incurred liability in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2014 were $11.7 million. Our product revenues declined in fiscal 2014 as additional competitors entered the market. Based on preliminary forecasted demand from our marketing partner, Par, we expect that our product revenues from Fentanyl TDS during fiscal 2015 will not exceed fiscal 2014 revenues. In addition, Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results. Our product revenues from Clonidine TDS in fiscal 2014 were $10.8 million, representing a return to levels similar to fiscal 2012, as a competitor who had been unable to supply its product for a portion of our fiscal 2013 resumed supply to the market throughout 2014. We expect our product revenues from Clonidine TDS during fiscal 2015 to be lower than they were during fiscal 2014 because an additional competitor entered the market in the second half of fiscal 2014.

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

The majority of our revenues come from only a few partners. In fiscal 2014, three partners, P&G, Teva and Par, individually comprised approximately 28%, 32%, and 31%, respectively, of our total revenues, and in the three months ended December 31, 2014, the same three partners individually comprised approximately 38%, 19%, and 24%, respectively, of our total revenues. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

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

The near-term growth of our product revenues heavily relies on the Agile AG200-15 transdermal contraceptive patch reaching the market in late calendar 2016 or early calendar 2017. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for AG200-15, has conducted Phase 3 clinical studies and filed an NDA with the FDA for AG200-15 in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. Accordingly, Agile is conducting an additional Phase 3 clinical trial, which it expects will not be completed before early calendar 2016. We cannot assure you that Agile will be able to complete this additional Phase 3 trial or complete it in a timely manner, if at all, or ultimately obtain regulatory approval for the AG200-15 product. If Agile fails to achieve any of these critical activities, or experiences significant delays in doing so, our near-term growth prospects would be limited, and would create uncertainty around the value and usefulness of our AG200-15 manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the AG200-15 contraceptive patch in collaboration with Agile. The success of the AG200-15 product is a key component of our business growth over the next few years and we have projected we will receive revenues from manufacture of this product beginning in late calendar 2016 or early calendar 2017. The AG200-15 product requires a process step that we have not yet incorporated into commercial production, which involves the laser-etching of label information on each patch. In addition to requiring an additional Phase 3 clinical study, the FDA has requested information relating to this laser-etching process to demonstrate that it does not adversely affect the performance of the patch. If this product is not approved and launched by late calendar 2016 or early calendar 2017, or at all, or is launched in smaller quantities, we will not realize our anticipated revenue growth in that time period. In addition, one of our three buildings in our manufacturing facility in Grand Rapids, Michigan has been built out for the anticipated commercial production of AG200-15. Although some of the equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If AG200-15 is not approved, our business and financial prospects will be significantly harmed.

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

Many pharmaceutical companies are developing transdermal drug delivery systems, including 3M, Johnson & Johnson, Lohmann Therapie-Systeme, Mylan, Hisamitsu, and Actavis. In the field of microneedle transdermal systems, other participants include 3M, Zosano, Theraject, Fujifilm and several academic institutions.  Several of these competitors may also partner with larger pharmaceutical companies which could provide them with significantly increased resources to develop and market their products.

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

•                  manage our internal manufacturing operations effectively and in a cost-effective manner while increasing production capabilities for our current product candidates to commercial levels; and

•                  manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties.

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

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. For example, we estimate annual market revenues based on patient prescriptions using an analysis of third-party information and third-party market research data. If this third-party data underestimates or overestimates actual revenues for a given period, adjustments to revenues may be necessary in future periods. Any significant differences between our actual results and our estimates and assumptions could negatively impact our financial position, results of operations and cash flows.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our operations beyond the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, we may need to raise additional capital to fund our operations and continue to support our planned research and development and commercialization activities.

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

As of December 31, 2014, the amount of our total indebtedness was approximately $48.6 million, the majority of which is pursuant to our term loan agreement with CRG. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding PIK notes), extend the maturity date to June 30, 2019, and extend the quarterly interest-only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018.  On December 4, 2014, we borrowed the remaining $10 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement.

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

During any such times when we have outstanding borrowings under the term loan agreement with CRG, we will be required to maintain certain deposits and minimum balances as well as be prohibited from engaging in significant business transactions without the prior consent of CRG, including a change of control or the acquisition by us of another company, or engaging in new business activities which are substantially different from our current business activities. These restrictions could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, in the event of a default under either of these arrangements, our repayment obligations may be accelerated in full. In the event that we do not have sufficient capital to repay the amounts then owed, we may be required to renegotiate such arrangements on terms less favorable to us, pursue strategic alternatives, including sale of our company or our significant assets, or to cease operations. Furthermore, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to utilize our net operating loss carryforwards, or NOLs, and research and development income tax credit carryforwards may be limited.

As of September 30, 2014, we had NOLs for federal and state income tax purposes of $77.3 million and $12.8 million, respectively. If not utilized, these NOLs will expire beginning in 2026 and 2017 for federal and state income purposes, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry forwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with our IPO and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. For example, our product revenues from Clonidine TDS in fiscal 2013 were higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for seven months during the year. Revenues returned to historic levels in fiscal 2014. We expect our product revenues from Clonidine TDS during fiscal 2015 to be lower than they were during fiscal 2014 because an existing competitor resumed supply after an interruption in fiscal 2013 and an additional competitor entered the market in the second half of fiscal 2014. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

•                  future accounting pronouncements or changes in our accounting policies; and

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

Our near-term growth is dependent on the ability of our partner, Agile, to gain FDA approval of the AG200-15 transdermal contraceptive patch and to bring this product to market. Our collaboration partner Agile has conducted Phase 3 clinical studies and filed an NDA with the FDA forAG200-15 in April 2012. The FDA issued a Complete Response Letter in February 2013 identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. In addition, in light of Mylan’s introduction of a generic version of the Ortho Evra contraceptive patch in April 2014, the AG200-15 product may face additional competition, assuming it is approved and commercialized. We cannot assure you that Agile will be able to obtain regulatory approval for the AG200-15 product, or successfully commercialize the product, which would limit our near-term growth prospects, and would create uncertainty around the value and usefulness of our AG200-15 manufacturing facility and equipment.

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

Agile has conducted two Phase 3 clinical studies of the AG200-15 product. The safety population in these studies included patients who received at least one dose of either AG200-15 or a combination oral contraceptive, or COC. In the combined safety population of Agile’s Phase 3 trials, there were a total of 22 serious treatment emergent adverse effects, or SAEs, of which 16 were from the AG200-15 group, three (0.2%) of which were considered to be possibly related to the study drug, consisting of drug overdose with Benadryl, uncontrollable nausea and vomiting, and left subclavian deep vein thrombosis. Agile believes that AG200-15 will have a label consistent with all marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clot events, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension. Regulatory authorities may require the inclusion of additional statements in the AG200-15 label, which may include a “black box” warning or contraindication. Based on guidance received from the FDA following the first two Phase 3 clinical trials, Agile is conducting an additional confirmatory Phase 3 clinical trial, and intends to submit the results of this additional trial to the FDA when complete.

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

Essex Woodlands Health Venture Fund VII, L.P., together with certain of its affiliates (“Essex Woodlands”), collectively beneficially owns or controls approximately 52% of the voting power of our outstanding common stock. In addition, Ron Eastman, a Managing Director of Essex Woodlands, is a member of our board of directors. As a result of its ability to control a majority of the voting power of our outstanding common stock, Essex Woodlands has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Essex Woodlands may have interests that are different from those of other stockholders. Moreover, this concentration of share ownership makes it impossible for other stockholders to replace directors and management without the consent of Essex Woodlands. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because Essex Woodlands holds common stock that represents a majority of the voting power of our outstanding common stock, we may be considered a “controlled company” within the meaning of the NASDAQ corporate governance requirements. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

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

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market, or the perception that these sales might occur may reduce the prevailing market price of our common stock and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. In addition, certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (the “Securities Act”). Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by existing stockholders could have a material adverse effect on the market price of our common stock.

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

We qualify as an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including certain reduced financial statement reporting obligations, reduced disclosure obligations about our executive compensation arrangements, exemptions from the requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements, and exemption from the auditor’s attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our April 2014 IPO, (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. We are also restricted from paying dividends under the term loan agreement with CRG. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of any gain on your investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

The registration statements on Form S-1 (File No. 333-194279 and File No. 333-195002) for to our IPO were declared effective by the SEC on April 2, 2014, and the offering commenced the following day. The offering did not terminate before all of the securities registered in the registration statements were sold. Jefferies LLC and Leerink Partners LLC acted as joint book-running managers for the offering, and Needham & Company, LLC and FBR Capital Markets & Co. acted as co-managers of the offering.

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

Since our IPO, and through December 31, 2014, we have used approximately $14.6 million of our net proceeds from the IPO, of which $9.4 million was invested in the development of our proprietary products and $5.2 million was used for the repurchase of shares of common stock from our founders pursuant to the recapitalization transaction described in the Company’s registration statement on Form S-1 relating to our IPO, which was declared effective by the SEC on April 2, 2014, and the Company’s Annual Report on Form 10K, which was filed with the SEC on December 15, 2014.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

Not applicable.

ITEM 6.                                                EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amended and Restated Term Loan Agreement dated November 14, 2014, by and among the Registrant and with certain entities affiliated with Capital Royalty Group	10-K	001-36375	10.27	December 15, 2014

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*                                         This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on February 12, 2015.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)