Form 10-Q
period 2015-03-31
Corium International, Inc.
filed 2015-05-08
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of May 7, 2015, there were approximately 18,080,984 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.                FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	As of March 31, 2015	As of September 30, 2014 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,660	$36,395
Accounts receivable	4,891	4,168
Unbilled accounts receivable	1,232	1,385
Inventories, net	2,961	2,592
Prepaid expenses and other current assets	686	1,292
Total current assets	43,430	45,832
Property and equipment, net	11,923	12,658
Debt financing costs, net	634	571
Intangible assets, net	6,741	6,683
TOTAL ASSETS	$62,728	$65,744

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,588	$2,512
Accrued expenses and other current liabilities	3,292	4,008
Long-term debt, current portion	54	107
Capital lease obligations, current portion	782	760
Recall liability, current portion	660	774
Deferred contract revenues, current portion	125	301
Total current liabilities	7,501	8,462
Long-term debt, net of current portion	48,970	38,155
Capital lease obligations, net of current portion	492	891
Recall liability, net of current portion	2,691	2,936
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	63,154	53,944
Stockholders’ equity (deficit):
Common stock; par value of $0.001 per share, 150,000,000 shares authorized; 18,072,866 and 18,003,883 shares issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	18	18
Additional paid-in capital	115,792	114,117
Accumulated deficit	(116,236)	(102,335)
Total stockholders’ equity (deficit)	(426)	11,800
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$62,728	$65,744

(1)         Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenue:
Product revenues	$7,632	$7,240	$14,171	$15,340
Contract research and development revenues	3,363	3,173	6,293	5,237
Other revenues	296	304	593	608
Total revenues	11,291	10,717	21,057	21,185
Costs and operating expenses:
Cost of product revenues	5,219	4,998	9,306	10,227
Cost of contract research and development revenues	4,510	3,911	8,227	7,448
Research and development expenses	3,980	1,267	8,177	2,128
General and administrative expenses	2,670	1,236	5,357	3,046
Amortization of intangible assets	162	131	323	261
(Gain) / loss on disposal and sale and leaseback of equipment	—	(32)	7	(69)
Total costs and operating expenses	16,541	11,511	31,397	23,041
Loss from operations	(5,250)	(794)	(10,340)	(1,856)
Interest income	4	1	6	3
Interest expense	(1,896)	(1,780)	(3,565)	(3,804)
Change in fair value of preferred stock warrant liability	—	(231)	—	(274)
Change in fair value of subordinated note embedded derivative liability	—	6,338	—	7,367
Income (loss) before income taxes	(7,142)	3,534	(13,899)	1,436
Income tax expense	—	—	2	—
Net income (loss) and comprehensive income (loss)	$(7,142)	$3,534	$(13,901)	$1,436
Net income (loss) per share attributable to common stockholders, basic	$(0.40)	$0.50	$(0.77)	$0.03
Net income (loss) per share attributable to common stockholders, diluted	$(0.40)	$0.33	$(0.77)	$0.02
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	18,071,320	2,232,300	18,052,809	2,231,049
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	18,071,320	5,930,309	18,052,809	3,482,956

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance — September 30, 2014	18,003,883	$18	$114,117	$(102,335)	$11,800
Issuance of common stock under Employee Stock Purchase Plan	61,042	—	298	—	298
Issuance of common stock upon exercise of stock options	7,941	—	13	—	13
Stock-based compensation expense	—	—	1,364	—	1,364
Net loss and comprehensive loss	—	—	—	(13,901)	(13,901)
Balance — March 31, 2015	18,072,866	$18	$115,792	$(116,236)	$(426)

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) and comprehensive income (loss)	$(13,901)	$1,436
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization of property and equipment	1,102	1,054
(Gain) / loss on disposal and sale and leaseback of equipment	7	(69)
Amortization of premium on modification of subordinated note	—	(286)
Change in fair value of preferred stock warrant liability	—	274
Change in fair value of subordinated note embedded derivative liability	—	(7,367)
Amortization of intangible assets	323	261
Noncash amortized issue costs on long-term debt and capital leases	87	171
Noncash amortized discount on long-term debt and capital leases	12	104
Stock-based compensation expense	1,364	250
Changes in operating assets and liabilities:
Accounts receivable	(723)	(1,128)
Unbilled accounts receivable	153	(848)
Inventories, net	(369)	1,469
Prepaid expenses and other current assets	606	454
Accounts payable	121	144
Accrued expenses and other current liabilities	70	1,412
Deferred contract revenues	(176)	86
Recall liability	(359)	(627)
Long-term interest payable	—	823
Net cash used by operating activities	(11,683)	(2,387)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(419)	(1,648)
Proceeds from sale of equipment	—	12
Proceeds from repayment of notes receivable — related parties	—	100
Payments for patents and licensing rights	(381)	(308)
Net cash used by investing activities	(800)	(1,844)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	10,000	—
Payment of transaction costs on issuance of common stock and long-term debt	(150)	(1,832)
Principal payments on long-term debt	(33)	(452)
Principal payments on capital lease obligations	(380)	(525)
Borrowings on bank lines of credit	—	1,298
Payments on bank lines of credit	—	(2,513)
Proceeds from exercise of stock options	13	7
Proceeds from issuance of common stock under employee stock purchase plan	298	—
Net cash provided (used) by financing activities	9,748	(4,017)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,735)	(8,248)
CASH AND CASH EQUIVALENTS — Beginning of period	36,395	13,581
CASH AND CASH EQUIVALENTS — End of period	$33,660	$5,333
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,466	$2,996
Cash paid for income taxes	$1	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$154	$38
Issuance of payment-in-kind notes in lieu of cash interest payments	$786	$647
Transaction costs associated with Initial Public Offering included in accrued liabilities	$—	$1,161

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

In the normal course of business, the Company enters into collaborative agreements with partners to develop and manufacture products based on the Company’s drug delivery technologies and product development expertise. Revenues consist of net sales of products manufactured, royalties and profit-sharing payments based on sales of such products by partners, and product development fees for research and development activities under collaborative agreements with strategic partners. The Company is also engaged in the research and development of its own transdermal drug delivery products using its proprietary technologies.

The Company’s fiscal year ends on September 30.  References to “fiscal” refer to the years ended September 30.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of March 31, 2015 and the statements of operations and comprehensive income (loss) for the three and six months ended March 31, 2015 and 2014, statement of stockholders’ equity (deficit) for the six months ended March 31, 2015 and statements of cash flows for the six months ended March 31, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and its results of operations for the three and six months ended March 31, 2015 and 2014 and cash flows for the six months ended March 31, 2015 and 2014. The financial data and the other financial information contained in these notes to the financial statements related to the three and six month periods are also unaudited. The results of operations for the six months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2015 or for any future annual or interim period. The balance sheet as of September 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended September 30, 2014 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on December 15, 2014.

There have been no material changes to the significant accounting policies previously disclosed in the Company’s audited financial statements for the year ended September 30, 2014.

Initial Public Offering

In April 2014, the Company sold 6,874,997 shares of its common stock in its initial public offering (the “IPO”) at a price of $8.00 per share.  The Company received net cash proceeds of $48.5 million from the IPO, including proceeds from the partial exercise of the underwriters’ option, after deducting underwriting discounts, commissions and issuance costs paid by the Company.

On April 8, 2014, immediately prior to the closing of the IPO, all outstanding shares of convertible preferred stock were converted into 3,567,807 shares of common stock, and the related carrying value of $57.3 million was reclassified to common stock and additional paid-in capital. In addition, certain warrants to purchase convertible preferred stock and common stock were converted and net exercised into 971,440 shares of common stock. In connection with the IPO, Corium also repurchased 1,077,809 shares of common stock from its founders for an aggregate purchase price of $5.2 million.

Following the filing of the Restated Certificate of Incorporation of the Company on April 8, 2014, the number of shares of capital stock the Company is authorized to issue is 155,000,000 shares, of which 150,000,000 shares may be common stock and 5,000,000 shares may be preferred stock. Both the common stock and preferred stock have a par value of $0.001 per share.

Use of Estimates

Estimates and assumptions are required to be used by management in the preparation of financial statements in conformity with U.S. GAAP that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of operating revenues and operating expenses during the reporting period. Those estimates and assumptions affect revenue recognition and deferred revenues, impairment of long-lived assets, determination of fair value of stock-based awards and other debt- and equity-related instruments, and accounting for income taxes. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

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

Four partners accounted for 89% of the Company’s revenues for both the three and six months ended March 31, 2015, compared to 92% and 94% for the corresponding periods in 2014. These same four partners accounted for 71% and 95% of accounts receivable as of March 31, 2015 and September 30, 2014, respectively.

Comprehensive Income (Loss)

During the three and six months ended March 31, 2015 and 2014, the Company did not recognize any other comprehensive income (loss) and, therefore, the net income (loss) and comprehensive income (loss) was the same for all periods presented.

Revenue Recognition

The Company generates revenues from agreements for the development and commercialization of its products. The terms of the agreements may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, milestone payments, product sales, and royalties and profit sharing on product sales derived from partner agreements. The Company recognizes revenues when the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured.

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

Amounts related to research and development funding are generally recognized as the related services or activities are performed, in accordance with the contract terms. To the extent that agreements specify services are to be performed on a cost-plus basis, revenues are recognized as services are rendered. Such work is generally billed on a monthly basis for time incurred at specified rates in the agreements. To the extent that agreements specify services to be performed on a fixed-price basis, revenues are recognized consistent with the pattern of the work performed. Generally, all of the agreements provide for reimbursement of third-party expenses, and such reimbursable expenses are billed as revenues at the time the associated expenses are incurred.

The arrangements include contractual milestones, which relate to the achievement of pre-specified research, development, regulatory and commercialization events. The milestone events contained in the Company’s arrangements generally coincide with the progression of the Company’s product candidates through research and development, to regulatory approval, and through to commercialization. The process of successfully developing a new product, having it approved from a regulatory perspective, and ultimately sold for a profit, is highly uncertain. As such, the milestone payments that the Company earns from its partners involve a significant degree of risk to achieve. Research and development milestones in the Company’s strategic alliances includes the following types of events: completion of pre-clinical research and development work, completion of certain development events and initiation or completion of clinical trials. Regulatory milestones may include the following types of events: filing of regulatory applications with the Food and Drug Administration and approval of the regulatory applications by the Food and Drug Administration. Commercialization milestones generally relate to product launch. The Company recognizes milestone payments in their entirety in the period in which the milestone is achieved.

Upon commercialization, revenues are generated from product sales, royalties and profit sharing. Product sales are generally recognized as products are shipped and title and risk of loss pass to the partner. Royalties and profit sharing are generally recognized when the partners sell the product to their customers, which could be in a different accounting period than the period in which we sold that product to our partners, and are based on a percentage of the partners’ gross sales or net profits of the products as specified in the underlying agreements. Royalties and profit sharing totaled $0.6 million and $1.2 million for the three and six months ended March 31, 2015, compared to $1.1 million and $3.0 million for the corresponding periods in 2014.

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

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset, or an exit price that would be paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of March 31, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$33,593	$—	$—	$33,593
Total financial assets	$33,593	$—	$—	$33,593

	As of September 30, 2014
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$36,019	$—	$—	$36,019
Total financial assets	$36,019	$—	$—	$36,019

The following financial liabilities have carrying values which differ from their fair value as estimated by the Company for instruments with similar terms and remaining maturities (Level III valuation technique) (in thousands):

	As of March 31, 2015
	Carrying Value	Fair Value	Difference
Long-term debt	$49,024	$49,145	$121
Total	$49,024	$49,145	$121

	As of September 30, 2014
	Carrying Value	Fair Value	Difference
Long-term debt	$38,262	$40,357	$2,095
Total	$38,262	$40,357	$2,095

3. Inventories

Inventories consist of the following (in thousands):

	As of March 31, 2015	As of September 30, 2014
Raw materials	$1,700	$1,268
Work in process	850	898
Finished goods	564	632
Total inventories, cost	3,114	2,798
Less inventory reserves	(153)	(206)
Total inventories, net	$2,961	$2,592

4. Long-Term Debt

The Company’s outstanding long-term debt was as follows (in thousands):

	As of March 31, 2015	As of September 30, 2014
Term loan agreement expiring June 30, 2019, less discount of $66 and $76 as of March 31, 2015 and September 30, 2014, respectively. See terms of the agreement below.	$48,421	$37,625
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due April 2017	81	96
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	522	541
Total	49,024	38,262
Less current portion	54	107
Long-term portion	$48,970	$38,155

On July 13, 2012, the Company completed a $35.0 million term loan agreement with Capital Royalty Group, subsequently renamed as CRG (“CRG”), a healthcare-focused investment firm. In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement, respectively, completing the principal borrowing authorized under that agreement. On November 14, 2014, the agreement was amended to, among other things, increase the principal amount of the term loan by $10.0 million, extend the interest-only period to June 30, 2018, and extend its maturity from June 30, 2017 to June 30, 2019. The amended agreement provides for a maximum borrowing of $45.0 million, excluding PIK notes, as defined below. The amended agreement requires interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on June 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contains a provision whereby the Company can, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into additional notes. As of March 31, 2015 and September 30, 2014, the Company had converted $3.5 million and $2.7 million, respectively, of interest into such additional notes (also known as payment-in-kind (“PIK”) notes), each of which add to the outstanding principal.

On December 4, 2014, the Company borrowed the remaining $10.0 million of principal provided for in the amended agreement. As of March 31, 2015, the principal amount outstanding under the term loan agreement, including all PIK notes, was $48.5 million. Amounts outstanding under the term loan agreement are collateralized by all of the Company’s assets. The amended agreement provides for a prepayment penalty on the outstanding principal if the Company chooses to repay principal prior to June 30, 2018, or upon other specified events, including a change of control. The term loan agreement provides for financial covenants for minimum annual revenues (beginning with the 12 months ending June 30, 2015) and minimum liquidity, with which the Company has been in continuous compliance since the inception of the loan.

5. Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
P&G	$2,539	$2,811	$6,216	$5,762
Teva	3,922	2,784	5,826	6,487
Par	2,611	3,405	4,863	6,528
Agile	980	851	1,867	1,217
Other	1,239	866	2,285	1,191
Total revenues	$11,291	$10,717	$21,057	$21,185

6. Warrants

The Company issued warrants to purchase shares of the Company’s capital stock as part of several transactions from fiscal 2008 through fiscal 2013. The warrants had been recorded as either equity instruments or liability instruments at the date of their issuances based on the terms of the warrants.

As of March 31, 2015, warrants to purchase 128,582 shares of common stock were outstanding with a weighted-average exercise price of $1.77 per share.  All of the common stock warrants are exercisable at any time up to five years from issuance.  The fair value of these warrants was recorded in stockholders’ equity upon issuance.

7. Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of March 31, 2015 and September 30, 2014 with a par value of $0.001 per share.  No preferred stock was outstanding as of that date.

Common Stock

The Company was authorized to issue up to 150.0 million shares of common stock as of March 31, 2015 and September 30, 2014 with a par value of $0.001 per share. As of March 31, 2015, there were 18,072,866 shares of common stock outstanding.

8. Stock-Based Compensation

Equity Incentive Plans

As of March 31, 2015 and September 30, 2014, the Company had four equity incentive plans, all of which are sponsored by the Company, with the exception of the separate stock option plan of StrataGent, Inc., a corporation acquired by the Company on September 20, 2007 (the “StrataGent Plan”). The Company assumed all unexpired, unexercised options outstanding for those employees of StrataGent who remained Company employees after the merger. Each StrataGent option became exercisable into whole shares of Corium stock based on an agreed exchange ratio and per share exercise price such that the total value of the option grant did not change. The Company elected to make no further grants under the StrataGent Plan, however, its terms continue to govern all options issued under that plan. No additional shares available for grant under the StrataGent Plan were assumed by the Company, and any options that were returned to the pool subsequent to the merger with StrataGent were canceled and were not made available for future grants. This wholly-owned subsidiary was dissolved in 2008. As of March 31, 2015, all StrataGent options had been either exercised or canceled.

On March 20, 2014, the Company’s board of directors approved the adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in connection with the IPO. Under the 2014 Plan, the Company initially had reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), which was adopted in November 2012 and was replaced by the 2014 Plan. The Company also sponsored the 2002 Stock Option Plan that expired in 2012. On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan can be increased by an amount equal to up to 4% of the number of shares of common stock outstanding as of the preceding December 31, or such lesser number agreed to by the Company’s board of directors. On January 16, 2015, the Company’s board of directors authorized an increase of 722,834 shares to be added to the total number of shares of common stock issuable under the 2014 Plan.

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

A summary of activity under the Corium Plans during the six months ended March 31, 2015 is as follows:

	Shares Available for Grant	Stock Options Outstanding	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
					(In thousands)

Balance — September 30, 2014	949,885	2,085,028	$2.92	7.02	$6,710
Additional shares authorized	722,834	—	—
Granted	(689,950)	689,950	$5.57
Exercised	—	(3,383)	$1.65
Forfeited / Cancelled	3,785	(3,785)	$3.50
Balance — March 31, 2015	986,554	2,767,810	$3.58	7.28	$8,219

Options exercisable — March 31, 2015		1,458,272	$2.67	5.81	$5,658
Options vested and expected to vest — March 31, 2015		2,647,448	$3.51	4.23	$8,048

All outstanding options under the Corium Plans as of March 31, 2015 have an exercise price between $2.12 and $8.18 per share.

The weighted-average fair value of the stock options granted for the six months ended March 31, 2015 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended March 31, 2015
Expected term (in years)	5.27 – 6.63
Expected volatility	70 – 77%
Risk-free interest rate	1.6 – 1.9%
Expected dividend rate	0%

Expected Term — The expected term represents the period that the stock-based awards are expected to be outstanding before exercise or cancellation. As the Company’s historical share exercise experience has not yet provided a reasonable basis upon which to estimate expected term because of a lack of sufficient data points, the Company estimated the expected term by using the simplified method.

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

The Company initially had reserved 310,000 shares of common stock for issuance pursuant to the 2014 ESPP upon its adoption and, on January 16, 2015, the Company’s board of directors reserved an additional 181,994 shares of common stock for issuance pursuant to the 2014 ESPP. As of March 31, 2015, the total reserve available for issuance pursuant to the 2014 ESPP was 430,952 shares of common stock, which reserve is net of issuances of 61,042 shares of common stock. The 2014 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.

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

The fair value of the purchase rights granted under the 2014 ESPP between April 2, 2014 and November 19, 2014 and the offering period commencing on November 20, 2014 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in each offering period using the following assumptions:

Six Months Ended March 31, 2015
Fair value of common stock	$5.73 – 8.00
Grant price	$4.87 – 6.80
Expected term (in years)	0.50 – 2.00
Expected volatility	47 – 51%
Risk-free interest rate	0.07 – 0.54%
Expected dividend rate	0%

Fair Value of Common Stock —The fair market value of the Company’s common stock on the first day of each offering period, or $8.00 for the first offering period, based on the Company’s IPO price, and $5.73 for the new offering period commencing on November 20, 2014.

Grant Price —85% of the fair market value of the Company’s common stock on the first day of each offering period, or $6.80 for the first offering period and $4.87 for the new offering period commencing November 20, 2014.

Expected Terms —The expected terms are based on the end dates of the four purchase periods of each ESPP offering period, which are six, twelve, eighteen and twenty four months from the commencement of each new offering period.

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

For the three and six months ended March 31, 2015, the Company recorded stock-based compensation expense of $111,000 and $275,000, respectively, and for the six months ended March 31, 2015 issued 61,042 shares of common stock to employees related to the 2014 ESPP.

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three and six months ended March 31, 2015 and 2014 is classified in the condensed statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Cost of product revenues	$82	$5	$185	$11
Cost of contract research and development revenues	46	5	103	9
Research and development	143	16	268	23
General and administrative	405	168	808	207
Total stock-based compensation	$676	$194	$1,364	$250

As of March 31, 2015, there was a total of $5.2 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock option awards, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.9 years.

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

In October 2012, the Company reached a revised settlement related to the two recalls, which provided for a total and combined remaining liability of $5.0 million as of that date. The revised liability will be repaid through quarterly payments in arrears based on a percentage of the average of the total net revenues recorded by the Company related to Fentanyl TDS. These quarterly payments have been paid to Actavis since July 1, 2013 and will continue through April 1, 2017. To the extent that the revised settlement liability has not been fully repaid as of April 1, 2017, the remaining liability, if any, will be converted into the most recent form of capital stock issued by the Company in connection with a financing, at the price per share of that financing. The revised liability does not accrue interest.

The following table summarizes the changes to the product recall liability (in thousands):

Six months ended March 31, 2015
Balance at September 30, 2014	$3,710
Payment of settlement liability	(359)
Balance at March 31, 2015	$3,351

10. Net Income (Loss) and Net Income (Loss) per Share Attributable to Common Stockholders

In April 2014, the Company completed its IPO, which resulted in significant changes to the number of then-outstanding shares of common stock. The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders during the three and six months ended March 31, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Basic Net income (loss) per share
Net income (loss) attributable to common stockholders, basic and diluted	$(7,142)	$3,534	$(13,901)	$1,436
Less: undistributed earnings attributable to participating securities	—	(2,420)	—	(1,375)
Net income (loss) attributable to common stockholders, basic	$(7,142)	$1,114	$(13,901)	$61
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	18,071,320	2,232,300	18,052,809	2,231,049
Net income (loss) attributable to common stockholders, basic	$(0.40)	$0.50	$(0.77)	$0.03

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Fully Diluted Net income (loss) per share
Net income (loss) attributable to common stockholders, basic and diluted	$(7,142)	$3,534	$(13,901)	$1,436
Less: undistributed earnings attributable to participating securities	—	(1,573)	—	(1,358)
Net income (loss) attributable to common stockholders, diluted	$(7,142)	$1,961	$(13,901)	$78
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	18,071,320	2,232,300	18,052,809	2,231,049
Effect of potentially dilutive securities:	—	—	—	—
Dilutive options	—	756,300	—	518,655
Assumed conversion of convertible notes	—	2,063,989	—	—
Common stock warrants	—	877,720	—	733,252
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	18,071,320	5,930,309	18,052,809	3,482,956
Net income (loss) attributable to common stockholders, diluted	$(0.40)	$0.33	$(0.77)	$0.02

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Convertible preferred stock	—	3,567,807	—	3,537,807
Stock options to purchase common stock	2,767,810	—	2,767,810	37,902
Shares authorized under the 2014 ESPP	430,952	—	430,952	—
Common stock warrants	128,582	—	128,582	—
Preferred stock warrants	—	170,962	—	136,658
Convertible notes	—	—	—	2,090,604

11. Income Taxes

The Company did not record a provision for Federal income taxes for the three and six months ended March 31, 2015 because it expected to generate a net operating loss for the year ending September 31, 2015.  The income tax expense of $2,000 for the six months ended March 31, 2015 represents minimum statutory payments due in the states in which the Company is subject to taxation.  The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

12. Segment and Enterprise-Wide Information

The Company’s chief operating decision maker is its President and Chief Executive Officer. The President and Chief Executive Officer reviews the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations or operating results for levels or components. Accordingly, the Company has a single reporting segment and operating unit structure.

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

Our partnership with P&G began in 2005 with the development of the various products under the Crest Whitestrips label, which P&G commercially launched in 2009. P&G currently sells Whitestrips in the United States and internationally.

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

We are developing several additional products utilizing our proprietary technologies that we plan to advance into human clinical trials throughout calendar 2015. In February 2015, we commenced Phase 2a trials for MicroCor hPTH(1-34), which utilizes our MicroCor technology to deliver parathyroid hormone, a peptide for treating osteoporosis that is currently available only in an injectable form that requires refrigeration. Our programs in Alzheimer’s and Parkinson’s diseases have advanced into in vivo pharmacokinetic testing. We are actively pursuing two product candidates in parallel for the transdermal treatment of Alzheimer’s disease, incorporating two of the drugs already approved by the FDA, donepezil and memantine. Pending successful preclinical results, we expect to take both candidates into Phase 1 trials between August and December 2015. Additionally, we are pursuing a program for the transdermal treatment of Parkinson’s disease, also incorporating drugs already approved by the FDA, ropinirole and pramipexole. We are planning to take at least one of these two candidates into human clinical trials by the end of calendar 2015.

The following table identifies the (1) products we have developed that are marketed by our partners, (2) products that we have developed with our partners that are in clinical trials that our partners have permitted us to disclose, (3) products in our proprietary pipeline, and (4) products currently awaiting FDA approval.

Partner	Product/Candidate	Application	Status
Teva	Clonidine TDS	Hypertension	Marketed
Par	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (4 Products)	Teeth Whitening	Marketed
Agile	AG200-15	Contraception	Phase 3
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a
Self-funded	Donepezil TDS/Memantine TDS	Alzheimer’s	Preclinical
Self-funded	Ropinerole TDS/Pramipexole TDS	Parkinson’s	Preclinical
Teva	ANDA	Motion Sickness	ANDA Filed

We have six commercial products and two products in review at the FDA, and we are developing additional undisclosed consumer and prescription drug products with partners. We have ongoing feasibility agreements with several pharmaceutical and biotechnology companies involving our MicroCor technology, and are currently in active discussions with other parties for additional feasibility projects.

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

Components of Statements of Operations

Revenues

During the three and six months ended March 31, 2015 and 2014, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues —Product revenues consist of product sales to our partners, as well as royalties and profit sharing from products that have been sold by our partners. During the six months ended March 31, 2015 and 2014, all of our product revenues resulted from sales of Clonidine TDS, Fentanyl TDS and Crest Whitestrips.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products manufactured and shipped to Teva, along with profit sharing from the net profits earned by Teva on the product.  For the six months ended March 31, 2015, product revenues declined, compared to the same period in 2014, due to an additional competitor entering the market in fiscal 2014, which adversely impacted Teva’s market share and pricing.  Lower pricing by Teva directly reduces our profit sharing. We expect our product revenues from Clonidine TDS during fiscal 2015 to be lower than they were during fiscal 2014, due to the continued impact of additional competition.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products manufactured and shipped to Par, along with a royalty on Par’s net sales of the product.  Revenues for this product declined for the six months ended March 31, 2015, compared to the same period in 2014, as additional competitors entered the market in 2014 and we made corresponding reductions in our production output. This lower level of production has continued into fiscal 2015, and we currently expect that our product revenues from Fentanyl TDS during fiscal 2015 will not exceed fiscal 2014 revenues.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues from these products increased for the six months ended March 31, 2015, compared to the same period in 2014, and are expected to increase as demand for current products continues to increase, and as new products are launched.  We expect revenues from of this product family to increase in fiscal 2015 as compared with fiscal 2014.

Contract Research and Development Revenues —We also generate revenues from our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Our contract research and development revenues for the six months ended March 31, 2015 were primarily derived from our development of new drug products for Teva, one of which is currently in the late stages of development; a co-development arrangement for new drug products; and our development activities related to AG200-15. We believe contract research and development revenues will grow as we continue to advance our existing partner-funded and co-funded programs into later and more complex stages of development, and as we add new product programs with new and existing partners. Contract research and development revenues for each program will, however, generally decrease as each product nears regulatory approval.

Other Revenues —Other revenues consisted primarily of income derived from certain aspects of our arrangements with our partners, whereby a portion of the revenues received under these agreements is treated for accounting purposes as rental income from embedded leases associated with these relationships. Other revenues have not been, and are not expected to be, a significant portion of our revenues.

See “—Results of Operations” below for more detailed discussion on revenues.

Costs and Expenses

Cost of Product Revenues —The primary components of our cost of product revenues are materials, personnel costs, depreciation, facilities costs, other overhead costs, and infrastructure expenses associated with the manufacturing of our products. Our manufacturing overhead costs are significant, and are currently allocated among our products at rates consistent with current unit production volumes. As the number of units we manufacture increases, our overhead costs should increase less rapidly due to economies of scale, resulting in lower per-unit costs associated with higher unit production volumes. Conversely, if total production unit volumes decrease, which is expected to continue to be the case in fiscal 2015, the cost of product revenues, measured as a percentage of product revenues, may increase as we lose economies of scale, unless offset by other savings.

Cost of Contract Research and Development Revenues —We incur expenses related to our contract research and development revenues from our partner-funded and co-funded product development agreements. These expenses consist primarily of personnel costs, materials, supplies, and overhead costs. We expense all contract research and development costs in the period in which they are incurred, including costs to be subsequently reimbursed under development contracts. Our costs of contract research and development revenues will fluctuate depending on the timing and stage of our various partner arrangements. In certain cases, contract research and development costs exceed contract research and development revenues, either due to timing differences between expenses and revenues or due to the nature of the underlying contracts. We enter into certain research and development arrangements that we do not expect to be profitable because we expect the long-term benefits of those arrangements to outweigh the short-term costs. Furthermore, we have entered, and expect to continue to enter, into other research and development arrangements in which we will share the costs of development (co-development) with our partner, resulting in our costs significantly exceeding our revenues on such projects.

Research and Development Expenses —Research and development expenses include costs incurred to develop our proprietary products using our transdermal drug delivery technologies. These costs consist of personnel costs, materials and supplies, overhead and facility costs, preclinical and nonclinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in future periods as we continue to invest in research and development activities related to clinical development of our proprietary pipeline, including our products targeting the treatment of Osteoporosis, Alzheimer’s and Parkinson’s diseases, as well as other future development programs.  See “—Results of Operations” below for more detailed discussion on research and development expenses.

General and Administrative Expenses —General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for employees in our administration, finance, business development, human resources and information technology functions. Other expenses include professional fees for accounting and legal services, and costs of consultants and other outside services. We expect that our general and administrative expenses will increase with growth in our revenues and the continued development of our product pipeline.

Interest Income— Interest income consists primarily of interest earned on our cash and cash equivalents balances.

Interest Expense— Interest expense consists primarily of the interest charges associated with our long-term debt and our capital lease obligations. Our interest expense is paid periodically in cash, except when an allowable portion of the interest due is converted at our election into PIK notes. For further discussion, see “—Liquidity and Capital Resources—Description of Certain Indebtedness.”

Change in Fair Value of Preferred Stock Warrant Liability— Certain convertible preferred stock warrants were classified as liabilities at fair value on our balance sheets as we had determined them to be derivative instruments because they contained anti-dilution provisions that protected the holders from certain future equity issuances at prices below the original issue price of the underlying security. We remeasured the convertible preferred stock warrants to fair value at each balance sheet date, with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive income (loss). We reclassified this liability to equity in connection with our IPO in fiscal 2014 because the anti-dilution provisions of these warrants were eliminated when the underlying warrants were converted to common stock warrants.

Change in Fair Value of Subordinated Note Embedded Derivative Liability— Our subordinated note contained a provision that provided for the payment of an additional 100% principal payment to the holder upon a sale of our company or substantially all of our assets. This provision was considered an embedded derivative, which was remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive income (loss). In connection with our IPO, the subordinated note was converted into common stock, and this embedded derivative was determined to no longer have any value and was eliminated through a credit to earnings.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2015	2014	$	%
Revenue:
Product revenues	$7,632	$7,240	$392	5%
Contract research and development revenues	3,363	3,173	190	6%
Other revenues	296	304	(8)	(3)%
Total revenues	11,291	10,717	574	5%
Costs and operating expenses:
Cost of product revenues	5,219	4,998	221	4%
Cost of contract research and development revenues	4,510	3,911	599	15%
Research and development expenses	3,980	1,267	2,713	214%
General and administrative expenses	2,670	1,236	1,434	116%
Amortization of intangible assets	162	131	31	24%
(Gain)/loss on disposal and sale and leaseback of equipment	—	(32)	32	100%
Total costs and operating expenses	16,541	11,511	5,030	44%
Loss from operations	(5,250)	(794)	(4,456)	(561)%
Interest income	4	1	3	300%
Interest expense	(1,896)	(1,780)	(116)	(7)%
Change in fair value of preferred stock warrant liability	—	(231)	231	100%
Change in fair value of subordinated note embedded derivative liability	—	6,338	(6,338)	(100)%
Income (loss) before income taxes	(7,142)	3,534	(10,676)	(302)%
Income tax expense	—	—	—	—
Net income (loss) and comprehensive income (loss)	$(7,142)	$3,554	$(10,676)	(302)%

Revenues

Product revenues increased $0.4 million, or 5%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily driven by an increase of $0.5 million in product revenues from Crest Whitestrips, reflecting increased product demand during the three months ended March 31, 2015 and the introduction of a new product during fiscal 2014. This increase was partially offset by a decrease of $0.2 million in product revenues from Fentanyl TDS, reflecting decreased product demand due to additional competitors entering the market.

Contract research and development revenues increased $0.2 million, or 6%, for the three months ended March 31, 2015 compared to the same period in 2014, primarily as a result of a $0.9 million increase in revenues related to development of a new product with an existing partner that began in fiscal 2014, a $0.2 million increase from co-development programs, and a $0.3 million increase in revenues associated with AG200-15.  These increases were partially offset by a $0.6 million decrease in revenues related to a product in development with an existing partner that has been discontinued and a $0.5 million decrease in revenues associated with the development of products for P&G.

Cost of Product Revenues

Cost of product revenues increased $0.2 million, or 4%, for the three months ended March 31, 2015 compared to the same period in 2014, primarily as a result of the corresponding increase in product sales. This increase resulted primarily from a $0.4 million increase in raw material costs, offset by a $0.1 million decrease in the cost of direct and temporary labor, and a $0.1 million decrease in direct and indirect overhead costs. While product revenues increased 5%, cost of product revenues increased 4%, reflecting an increase in costs corresponding to the increase in revenues.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $0.6 million, or 15%, for the three months ended March 31, 2015 compared to the same period in 2014, primarily as a result of an increase in the number of projects in development. While cost of contract research and development revenues increased 15% for the three months ended March 31, 2015 compared to the same period in 2014, contract research and development revenues increased only 6%.  The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others. This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and, during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

Research and Development Expenses

Research and development expenses increased $2.7 million, or 214%, for the three months ended March 31, 2015 compared to the same period in 2014, reflecting increased investment in our proprietary programs following our fiscal 2014 IPO.  This increase was primarily as a result of a $2.0 million increase in research and development spending on the MicroCor PTH and other MicroCor-related projects for the three months ended March 31, 2015 compared to the same period in 2014, as we produced clinical supplies for the MicroCor PTH Phase 2a clinical study that began in the second fiscal quarter of 2015.  In addition, we increased funding for our product development programs for Alzheimer’s and Parkinson’s by $0.7 million for the three months ended March 31, 2015 compared to the same period in 2014 as we advanced multiple formulation candidates through preclinical evaluation.

General and Administrative Expenses

General and administrative expenses increased $1.4 million, or 116%, for the three months ended March 31, 2015 compared to the same period in 2014, primarily as a result of a $1.0 million increase in costs associated with operating as a public company, including salaries and benefits for new employees, bonus expense, legal, accounting, and other outside services.  In addition, stock-based compensation expense increased by $0.4 million, due primarily to the increase in value of our common stock from fiscal 2014 to fiscal 2015 and as we continued to issue stock options to employees and directors.

Interest Expense

Interest expense increased by $0.1 million, or 7%, for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the amendment of our term loan facility with CRG, whereby we borrowed an additional $10.0 million in December 2014.

Change in Fair Value of Subordinated Note Embedded Derivative Liability

We recorded a change in the fair value of our subordinated note embedded derivative liability of $6.3 million for the three months ended March 31, 2014, primarily due to the increased likelihood of an initial public offering at the end of that period, and corresponding decrease in the likelihood that a qualifying transaction would trigger payment of an additional amount owed to the note holder, which resulted in a reduction of the value of the embedded derivative feature at that time.  As a result of our IPO in April 2014, the subordinated note was converted into common stock and this liability was eliminated.

Comparison of the Six Months Ended March 31, 2014 and 2015

	Six Months Ended March 31,		Change
(In thousands, except percentages)	2015	2014	$	%
Revenue:
Product revenues	$14,171	$15,340	$(1,169)	(8)%
Contract research and development revenues	6,293	5,237	1,056	20%
Other revenues	593	608	(15)	(2)%
Total revenues	21,057	21,185	(128)	(1)%
Costs and operating expenses:
Cost of product revenues	9,306	10,227	(921)	(9)%
Cost of contract research and development revenues	8,227	7,448	779	10%
Research and development expenses	8,177	2,128	6,049	284%
General and administrative expenses	5,357	3,046	2,311	76%
Amortization of intangible assets	323	261	62	24%
(Gain)/loss on disposal and sale and leaseback of equipment	7	(69)	76	NM
Total costs and operating expenses	31,397	23,041	8,356	36%
Loss from operations	(10,340)	(1,856)	(8,484)	(457)%
Interest income	6	3	3	100%
Interest expense	(3,565)	(3,804)	239	6%
Change in fair value of preferred stock warrant liability	—	(274)	274	100%
Change in fair value of subordinated note embedded derivative liability	—	7,367	(7,367)	(100)%
Income (loss) before income taxes	(13,899)	1,436	(15,335)	NM
Income tax expense	2	—	2	100%
Net income (loss) and comprehensive income (loss)	$(13,901)	$1,436	$(15,337)	NM

Revenues

Product revenues decreased $1.2 million, or 8%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014, primarily as a result of a $0.8 million decrease in product revenues from Fentanyl TDS due to additional competitors entering the market, and a $2.0 million decrease in product revenues from Clonidine TDS, primarily as a result of a competitor entering the market in fiscal 2014.  These decreases were offset by a $1.6 million increase in product revenues from P&G, which reflects increased demand for the existing products and the introduction of a new product in fiscal 2014.

Contract research and development revenues increased $1.1 million, or 20%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014, primarily as a result of the increased number of products in development, including a $1.5 million increase in revenues related to development of a new product for an existing partner, a $0.7 million increase related to AG200-15, and a $0.5 million increase in revenues related to our co-development programs.  These increases were partially offset by a $0.8 million decrease in revenues related to a partner development program that has been discontinued and a $0.7 million decrease in contract research and development revenues related to P&G development programs.

Cost of Product Revenues

Cost of product revenues decreased $0.9 million, or 9%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014, primarily as a result of the corresponding decrease in product sales. This decrease resulted primarily from a $0.8 million decrease in raw material costs, a $0.1 million decrease in the cost of direct and temporary labor, and a $0.1 million decrease in direct and indirect overhead costs. While product revenues in the six months ended March 31, 2015 decreased 8% from the six months ended March 31, 2014, cost of product revenues decreased 9% over the same periods. This difference was primarily due to the decrease of product revenues from products with lower gross margins during the six months ended March 31, 2015, thereby resulting in a greater percentage decrease in costs for the same period.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $0.8 million, or 10%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014, primarily due to a $0.5 million increase in outside development costs related to our co-development programs, a $0.2 million increase in direct and indirect labor and associated overhead costs and a $0.1 million increase in the costs of materials and supplies billed to partners under our development agreements. While contract research and development revenues in the first six months of fiscal 2015 increased 20% from the same period in fiscal 2014, cost of contract research and development revenues increased 10%. The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others.  This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

In addition, the increase in the cost of contract research and development revenues was primarily driven by an $0.8 million increase related to our partnered development programs for an existing partner, a $0.7 million increase related to the AG200-15 program, a $0.7 million increase related to our co-development programs and a $0.4 million increase related to our various MicroCor contract feasibility programs, partially offset by a $1.0 million decrease related to P&G development programs and a $0.7 million decrease in costs associated with a partner development program that was discontinued in fiscal 2014.

Research and Development Expenses

Research and development expenses increased $6.0 million, or 284%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014, reflecting increased investment in our proprietary programs following our fiscal 2014 IPO.  This increase was primarily as a result of a $4.6 million increase in research and development spending on the MicroCor PTH and MicroCor-related projects for the six months ended March 31, 2015 compared to the same period in 2014, as we produced clinical supplies for the MicroCor PTH Phase 2a clinical study that began in the second fiscal quarter of 2015.  In addition, we increased our funding for our product development programs for Alzheimer’s and Parkinson’s by $1.6 million for the six months ended March 31, 2015 compared to the same period in 2014 as we advanced multiple formulation candidates through preclinical evaluation.

General and Administrative Expenses

General and administrative expenses increased $2.3 million, or 76%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014, primarily as a result of an increase of $0.9 million in costs associated with operating as a public company, including legal and professional expense, and outside services, an increase of $0.8 million in stock-based compensation expense, due primarily to the increase in value of our common stock from fiscal 2014 to fiscal 2015 as we continued to issue stock options to employees and directors, an increase of $0.3 million in bonus expense and an increase of $0.2 in salaries and benefits, primarily related to new employees.

Interest Expense

Interest expense decreased $0.2 million, or 6%, for the six months ended March 31, 2015 compared to the six months ended March 31, 2014, primarily due to the convertible debt and subordinated note being converted into common stock in connection with our April 2014 IPO and interest no longer being accrued on these instruments, and partially offset by the interest expense with respect to the additional $10.0 million borrowed under our amended term loan facility with CRG.

Change in Fair Value of Subordinated Note Embedded Derivative Liability

We recorded a change in the fair value of our subordinated note embedded derivative liability of $7.4 million for the six months ended March 31, 2014, primarily due to the increased likelihood of an initial public offering at the end of that period, and corresponding decrease in the likelihood that a qualifying transaction would trigger payment of an additional amount owed to the note holder, which resulted in a reduction of the value of the embedded derivative feature at that time.  As a result of our IPO in April 2014, the subordinated note was converted into common stock and this liability was eliminated.

Liquidity and Capital Resources

Since fiscal 2006, we have incurred losses from operations in every fiscal year through fiscal 2014.  For the six months ended March 31, 2015, we incurred a net loss of $13.9 million and used $11.7 million of cash in operating activities.  As of March 31, 2015, we had working capital of $35.9 million and stockholders’ deficit of $0.4 million.  Our principal sources of liquidity as of March 31, 2015 were cash and cash equivalents totaling $33.7 million.  We hold our cash and cash equivalents in a variety of interest-earning instruments, including money market accounts.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations beyond the next 12 months. We have based this estimate, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

Description of Certain Indebtedness — We have several credit facilities under which we have borrowed funds, including a term loan, capital leases for equipment purchases, and notes payable with lessors for tenant improvements to our leased facilities.  As of March 31, 2015, we were in compliance with all covenants under all loan agreements.

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

As of March 31, 2015, the principal amount outstanding under the term loan agreement, including all PIK notes, was $48.5 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for a prepayment penalty if we choose to repay principal prior to maturity, or upon other specified events, including a change of control. The agreement has financial covenants, including a minimum annual revenues requirement (beginning with the 12 months ended June 30, 2015) and a minimum liquidity requirement, with which we have been in compliance since the inception of the loan. The amended agreement with CRG was filed as Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which was filed with the SEC on December 15, 2014.

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

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production and development of their products. This reduces our need for financing and lowers the manufacturing cost of these products for these partners, but generally limits our ability to use this equipment for our own or other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended March 31,
	2015	2014
	(In thousands)
Cash used by operating activities	$(11,683)	$(2,387)
Cash used by investing activities	(800)	(1,844)
Cash provided (used) by financing activities	9,748	(4,017)

Cash Flows from Operating Activities — Cash used by operating activities for the six months ended March 31, 2015 was $11.7 million, which was primarily driven by our net loss of $13.9 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $2.9 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under General and Administrative Expenses.  The $0.7 million cash used in net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•                  $0.6 million in cash flow provided by a decrease in prepaid expenses and other current assets, primarily reflecting the decrease in the underlying accounts which comprise this balance, partially offset by:

•                  a $0.7 million use of cash from an increase in accounts receivable, primarily reflecting the higher level of products and development programs invoiced during the month ended March 31, 2015;

•                  a $0.4 million use of cash from a decrease in the recall liability, which primarily relates to the ongoing payments made on a quarterly basis against this liability; and

•                  a $0.4 million use of cash from an increase in inventories from September 30, 2014 to March 31, 2015, as a result of an unusually low level of inventory at September 30, 2014.

Cash used by operating activities for the six months ended March 31, 2014 was $2.4 million, which was primarily driven by our net income of $1.4 million adjusted for a non-cash gain of $7.4 million related to the change in fair value of the subordinated debt embedded derivative liability.  We generated negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, and stock-based compensation, totaling $1.8 million, were all consistent with normal operations.  The $1.8 million increase in net operating assets was the result of offsetting sources and uses of cash, including:

•                  $1.5 million in cash flows provided by a decrease in inventories, primarily resulting from lower levels of inventory on the Fentanyl and Clonidine products, as production volumes had started to decline during this period;

•                  $1.4 million in cash flows provided by an increase in accrued expenses and other liabilities, primarily due to accrued legal and professional fees associated with our IPO; and

•                  $0.8 million in cash flows provided by an increase in long-term interest payable primarily related to the unpaid interest on both the convertible debt and the subordinated note, whereby interest was being accrued but not paid, partially offset by:

•                  a $1.1 million use of cash from an increase in accounts receivable, primarily related to the higher level of partner billing for the month ended March 31, 2014; and

•                  a $0.8 million use of cash from an increase in unbilled accounts receivable, primarily related to the increased level of unpaid royalties and profit sharing revenues owed to us by our partners.

Cash Flows from Investing Activities — Cash used by investing activities for the six months ended March 31, 2015 was $0.8 million, consisting of capital expenditures of $0.4 million for equipment and leasehold improvements to support operations, and expenditures of $0.4 million relating to capitalization of patent costs.

Cash used by investing activities for the six months ended March 31, 2014 was $1.8 million, consisting primarily of capital expenditures of $1.6 million for equipment and leasehold improvements to support operations, and expenditures of $0.3 million relating to acquisition of patents and licensing rights.

Cash Flows from Financing Activities — Cash provided by financing activities for the six months ended March 31, 2014 was $9.7 million, consisting primarily of the proceeds from the amendment of our term loan agreement with CRG in December 2014.

Cash used by financing activities for the six months ended March 31, 2014 was $4.0 million, consisting of repayment of $2.5 million under our bank credit line, $1.8 million in costs incurred related to the IPO, and repayment of $1.0 million of principal under our long-term debt and capital lease obligations. These uses of cash were partially offset by $1.3 million of drawdowns under our bank credit line.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, which are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

ITEM 3.                                                QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents and short-term investments of $33.7 million as of March 31, 2015.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market accounts.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding debt of $49.0 million as of March 31, 2015, of which $0.1 million was due within 12 months.  The interest rate of our borrowings under the term loan agreement with CRG is fixed.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, that our disclosure controls and procedures were effective at the reasonable assurance level for this purpose.

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

We have incurred significant operating and net losses since our inception. In fiscal 2014, we recorded net revenues of $42.4 million and net loss of $9.9 million, and in fiscal 2013, we recorded net revenues of $50.3 million and net loss of $13.9 million. For the six months ended March 31, 2015, we recorded net revenues of $21.1 million and net loss of $13.9 million. As of March 31, 2015, we had stockholders’ deficit of $0.4 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses to continue to increase in the near-term as we expand our operations as a public company, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Advanced Seal Whitestrips, and although we are generating revenues from sales of our products, we expect a decline in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products, and in addition, we have incurred liability in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2014 were $11.7 million. Our product revenues declined in fiscal 2014 as additional competitors entered the market. Based on preliminary forecasted demand from our marketing partner, Par, we expect that our product revenues from Fentanyl TDS during fiscal 2015 will not exceed fiscal 2014 revenues. In addition, Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results. Our product revenues from Clonidine TDS in fiscal 2014 were $10.8 million, representing a return to levels similar to fiscal 2012, as a competitor who had been unable to supply its product for a portion of our fiscal 2013 resumed supply to the market throughout 2014. We expect our product revenues from Clonidine TDS during fiscal 2015 to be lower than they were during fiscal 2014 because of increased competition in the market with the entry of an additional competitor in the second half of fiscal 2014.

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

The majority of our revenues come from only a few partners. In fiscal 2014, three partners, P&G, Teva and Par, individually comprised approximately 28%, 32%, and 31%, respectively, of our total revenues, and for the six months ended March 31, 2015, the same three partners individually comprised approximately 30%, 28%, and 23%, respectively, of our total revenues. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

We or our partners may choose not to continue developing or commercialize a product or product candidate at any time during development or after approval, which would reduce or eliminate our potential return on investment for that product or product candidate.

We currently have six products on the market, two of which are drugs approved under Abbreviated New Drug Applications, or ANDAs, and four consumer products. In addition, two drug product candidates that we have developed in partnership with other companies are the subject of pending applications for approval by the FDA and we have several self-funded drug product candidates in preclinical and clinical stages of research and development.

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

The near-term growth of our product revenues heavily relies on the successful clinical development and regulatory approval of the Agile AG200-15 transdermal contraceptive patch. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for AG200-15, has conducted Phase 3 clinical studies and filed an NDA with the FDA for AG200-15 in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. Accordingly, Agile is conducting an additional Phase 3 clinical trial, which it expects will not be completed until 2016. We cannot assure you that Agile will be able to complete this additional Phase 3 trial or complete it in a timely manner, if at all, or ultimately obtain regulatory approval for the AG200-15 product. If Agile fails to achieve any of these critical activities, or experiences significant delays in doing so, our near-term growth prospects would be limited, and would create uncertainty around the value and usefulness of our AG200-15 manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the AG200-15 contraceptive patch in collaboration with Agile. The success of the AG200-15 product is a key component of our business growth over the next few years and we have projected we will receive revenues from manufacture of this product beginning in late calendar 2016 or early calendar 2017. The AG200-15 product requires a process step that we have not yet incorporated into commercial production, which involves the laser-etching of label information on each patch. In addition to requiring an additional Phase 3 clinical study, the FDA has requested information relating to this laser-etching process to demonstrate that it does not adversely affect the performance of the patch. If this product is not approved and launched by calendar 2017, or at all, or is launched in smaller quantities, we will not realize our anticipated revenue growth in that time period. In addition, one of our three buildings in our manufacturing facility in Grand Rapids, Michigan has been built out for the anticipated commercial production of AG200-15. Although some of the equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If AG200-15 is not approved, our business and financial prospects will be significantly harmed.

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

Our MicroCor technology, utilizing proprietary microneedle arrays, has not been incorporated into a therapeutic commercial product and is still at a relatively early stage of development. We use this technology in several of our therapeutic candidates. Although we have conducted clinical trials for our product candidate MicroCor hPTH(1-34), additional studies are required for this product candidate and there is no guarantee that future clinical trials will prove the technology is effective or does not have harmful side effects. Any failures or setbacks in utilizing our MicroCor technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to enter into new corporate collaborations regarding this technology, which would harm our business and financial position. As of yet, no pharmaceutical product incorporating microneedle technology has been approved by the FDA for commercial sale.

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

The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, although we have initiated Phase 1 and Phase 2 clinical trials and plan to begin additional clinical trials through self-funding, we currently plan to find a partner or partners for the commercialization of MicroCor hPTH(1-34).

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

As of March, 2015, the amount of our total indebtedness was approximately $49.0 million, the majority of which is pursuant to our term loan agreement with CRG. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding PIK notes), extend the maturity date to June 30, 2019, and extend the quarterly interest-only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018.  On December 4, 2014, we borrowed the remaining $10 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement.

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

We have in the past relied and expect to continue to rely on third-party CROs to conduct and oversee our clinical trials. For example, we contracted with a CRO in Australia to conduct the Phase 1 clinical trials for our MicroCor hPTH(1-34) product and to conduct our Phase 2a trials of that product.

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

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States. For example, our CRO conducted the Phase 1 clinical trials for our MicroCor hPTH(1-34) product in Australia and is currently conducting the Phase 2a trial for MicroCor hPTH(1-34). Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the study through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data is considered valid without the need for an on-site inspection by FDA or, if FDA considers such an inspection to be necessary, FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

More recently, the Protecting Access to Medicare Act of 2014, which was signed into law in April 2014, provided for a 0.5% increase to 2013 federal payment rates under the Medicare Physician Fee Schedule through 2014 and a 0% update from January 1 until April 1 of 2015. Congressional failure to intervene to prevent these changes in payment rates may adversely affect our operating results.

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

Since our IPO, and through March 31, 2015, we have used approximately $30.1 million of our net proceeds from the IPO, of which $13.4 million was invested in the development of our proprietary products and $5.2 million was used for the repurchase of shares of common stock from our founders pursuant to the recapitalization transaction described in the Company’s registration statement on Form S-1 relating to our IPO, which was declared effective by the SEC on April 2, 2014, and the Company’s Annual Report on Form 10K, which was filed with the SEC on December 15, 2014.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on May 8, 2015.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)