Form 10-Q
period 2015-06-30
Corium International, Inc.
filed 2015-07-30
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

OR

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of July 28, 2015, there were approximately 18,159,075 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	As of June 30,	As of September 30,
	2015	2014 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,539	$36,395
Accounts receivable	4,640	4,168
Unbilled accounts receivable	872	1,385
Inventories, net	3,293	2,592
Prepaid expenses and other current assets	1,829	1,292
Total current assets	40,173	45,832
Property and equipment, net	11,767	12,658
Debt financing costs, net	594	571
Intangible assets, net	6,767	6,683
TOTAL ASSETS	$59,301	$65,744
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,633	$2,512
Accrued expenses and other current liabilities	3,630	4,008
Long-term debt, current portion	55	107
Capital lease obligations, current portion	799	760
Recall liability, current portion	660	774
Deferred contract revenues, current portion	220	301
Total current liabilities	8,997	8,462
Long-term debt, net of current portion	49,385	38,155
Capital lease obligations, net of current portion	285	891
Recall liability, net of current portion	2,529	2,936
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	64,696	53,944
Stockholders’ equity (deficit):
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 18,158,559 and 18,003,883 shares issued and outstanding as of June 30, 2015 and September 30, 2014	18	18
Additional paid-in capital	116,737	114,117
Accumulated deficit	(122,150)	(102,335)
Total stockholders’ equity (deficit)	(5,395)	11,800
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$59,301	$65,744

(1)	Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product revenues	$6,296	$7,856	$20,467	$23,196
Contract research and development revenues	3,505	2,023	9,798	7,260
Other revenues	797	304	1,390	912
Total revenues	10,598	10,183	31,655	31,368
Costs and operating expenses:
Cost of product revenues	4,063	4,566	13,369	14,793
Cost of contract research and development revenues	4,065	3,789	12,292	11,237
Research and development expenses	3,493	1,614	11,670	3,742
General and administrative expenses	2,835	3,497	8,192	6,543
Amortization of intangible assets	141	138	464	399
(Gain) / loss on disposal and sale and leaseback of equipment	(5)	(24)	2	(93)
Total costs and operating expenses	14,592	13,580	45,989	36,621
Loss from operations	(3,994)	(3,397)	(14,334)	(5,253)
Interest income	5	2	11	5
Interest expense	(1,925)	(1,586)	(5,490)	(5,390)
Change in fair value of preferred stock warrant liability	—	—	—	(274)
Change in fair value of subordinated note embedded derivative liability	—	—	—	7,367
Loss before income taxes	(5,914)	(4,981)	(19,813)	(3,545)
Income tax expense	—	—	2	—
Net loss and comprehensive loss	$(5,914)	$(4,981)	$(19,815)	$(3,545)
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.28)	$(1.10)	$(0.48)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,116,021	17,624,327	18,073,879	7,362,142

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

Condensed Statement of Stockholders’ Equity (deFICIT)

(in thousands, except share data)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - September 30, 2014	18,003,883	$18	$114,117	$(102,335)	$11,800
Issuance of common stock under Employee Stock Purchase Plan	119,465	—	570	—	570
Issuance of common stock upon exercise of stock options	14,502	—	30	—	30
Issuance of common stock upon net exercise of common stock warrants	12,591	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	8,118	—	1	—	1
Stock-based compensation expense	—	—	2,019	—	2,019
Net loss and comprehensive loss	—	—	—	(19,815)	(19,815)
Balance - June 30, 2015	18,158,559	$18	$116,737	$(122,150)	$(5,395)

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(19,815)	$(3,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,546	1,642
(Gain) / loss on disposal and sale and leaseback of equipment	2	(93)
Amortization of premium on modification of subordinated note	—	(292)
Change in fair value of preferred stock warrant liability	—	274
Change in fair value of subordinated debt embedded derivative liability	—	(7,367)
Amortization of intangible assets	464	399
Noncash amortized debt issue costs on long-term debt and capital leases	127	257
Noncash amortized discount on long-term debt and capital leases	17	116
Stock-based compensation expense	2,019	960
Changes in operating assets and liabilities:
Accounts receivable	(472)	(1,374)
Unbilled accounts receivable	513	(305)
Inventories, net	(701)	1,393
Prepaid expenses and other current assets	(536)	(291)
Accounts payable	1,143	599
Accrued expenses and other current liabilities	837	1,549
Deferred contract revenues	(81)	(49)
Recall liability	(521)	(916)
Long-term interest payable	—	823
Net cash used by operating activities	(15,458)	(6,220)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(690)	(2,325)
Proceeds from sale of equipment	10	18
Proceeds from repayment of notes receivable — related parties	—	100
Payments for patents and licensing rights	(548)	(509)
Net cash used by investing activities	(1,228)	(2,716)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	48,459
Repurchase of redeemable common stock from founders	—	(5,225)
Proceeds from issuance of long-term debt	10,000	—
Payment of transaction costs on issuance of common stock and long-term debt	(150)	—
Principal payments on long-term debt	(50)	(468)
Principal payments on capital lease obligations	(571)	(802)
Borrowings on bank line of credit	—	1,298
Payments on bank line of credit	—	(3,670)
Proceeds from exercise of stock options	30	8
Proceeds from exercise of common stock warrants	1	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	570	—
Net cash provided by financing activities	9,830	39,600
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,856)	30,664
CASH AND CASH EQUIVALENTS — Beginning of period	36,395	13,581
CASH AND CASH EQUIVALENTS — End of period	$29,539	$44,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,130	$3,503
Cash paid for income taxes	$1	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$176	$360
Issuance of payment-in-kind notes in lieu of cash interest payments	$1,215	$971

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of June 30, 2015 and the statements of operations and comprehensive loss for the three and nine months ended June 30, 2015 and 2014, statement of stockholders’ equity (deficit) for the nine months ended June 30, 2015 and statements of cash flows for the nine months ended June 30, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and its results of operations for the three and nine months ended June 30, 2015 and 2014 and cash flows for the nine months ended June 30, 2015 and 2014. The financial data and the other financial information contained in these notes to the financial statements related to the three and nine month periods are also unaudited. The results of operations for the nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2015 or for any future annual or interim period. The balance sheet as of September 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Four partners accounted for 87% and 88% of the Company's revenues for the three and nine months ended June 30, 2015, compared to 94% and 95% for the corresponding periods in 2014. These same four partners accounted for 84% and 95% of accounts receivable as of June 30, 2015 and September 30, 2014.

Comprehensive Income (Loss)

During the three and nine months ended June 30, 2015 and 2014, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

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

Amounts related to research and development funding are generally recognized as the related services or activities are performed, in accordance with the contract terms. To the extent that agreements specify services are to be performed on a cost-plus basis, revenues are recognized as services are rendered. Such work is generally billed on a monthly basis for time incurred at specified rates in the agreements. To the extent that agreements specify services to be performed on a fixed-price basis, revenues are recognized consistent with the pattern of the work performed. Many of the agreements provide for reimbursement of third-party expenses, and such reimbursable expenses are billed as revenues at the time the associated expenses are incurred.

The arrangements include contractual milestones, which relate to the achievement of pre-specified research, development, regulatory and commercialization events. The milestone events contained in the Company's arrangements generally coincide with the progression of the products through research and development, to regulatory approval, and through to commercialization. The process of successfully developing a new product, having it approved from a regulatory perspective, and ultimately sold for a profit, is highly uncertain. As such, the milestone payments that the Company earns from its partners involve a significant degree of risk to achieve. Research and development milestones in the Company's strategic alliances includes the following types of events: completion of pre-clinical research and development work, completion of certain development events and initiation or completion of clinical trials. Regulatory milestones may include the following types of events: filing of regulatory applications with the Food and Drug Administration and approval of the regulatory applications by the Food and Drug Administration. Commercialization milestones generally relate to product launch. The Company recognizes milestone payments in their entirety in the period in which the milestone is achieved.

Upon commercialization, revenues are generated from product sales, royalties and profit sharing. Product sales are generally recognized as products are shipped and title and risk of loss pass to the partner. Royalties and profit sharing are generally recognized when the partners sell the product to their customers, which could be in a different accounting period than the period in which we sold that product to our partners, and are based on a percentage of the partners' gross sales or net profits of the products as specified in the underlying agreements. Royalties and profit sharing totaled $0.6 million and $1.8 million for the three and nine months ended June 30, 2015, compared to $1.0 million and $4.0 million for the corresponding periods in 2014.

Other revenues consists primarily of income derived from the Company's arrangements with its partners, whereby a portion of the revenues received under these agreements relates to rental income from embedded leases associated with these relationships, as well as revenues associated with licenses granted to our partners, whereby the Company receives milestone payments upon commercial launch of each new product developed by the Company using the Company’s intellectual property.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of June 30, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$29,983	$—	$—	$29,983
Total financial assets	$29,983	$—	$—	$29,983

	As of September 30, 2014
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$36,019	$—	$—	$36,019
Total financial assets	$36,019	$—	$—	$36,019

The following financial liabilities have carrying values which differ from their fair value as estimated by the Company for instruments with similar terms and remaining maturities (Level III valuation technique) (in thousands):

	As of June 30, 2015
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$49,440	$49,562	$122
Total	$49,440	$49,562	$122

	As of September 30, 2014
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$38,262	$40,357	$2,095
Total	$38,262	$40,357	$2,095

3.  Inventories

Inventories consist of the following (in thousands):

	As of June 30,	As of September 30,
	2015	2014
Raw materials	$2,061	$1,268
Work in process	774	898
Finished goods	649	632
Total inventories, cost	3,484	2,798
Less inventory reserves	(191)	(206)
Total inventories, net	$3,293	$2,592

4. Long-Term Debt

Outstanding long-term debt consists of the following (in thousands):

	As of June 30,	As of September 30,
	2015	2014
Term loan agreement expiring June 30, 2019, less discount of $62 and $76 as of June 30, 2015 and September 30, 2014. See terms of the agreement below.	$48,853	$37,625
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due April 2017	74	96
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	513	541
Total	49,440	38,262
Less current portion	55	107
Long-term portion	$49,385	$38,155

On July 13, 2012, the Company completed a $35.0 million term loan agreement with Capital Royalty Group, subsequently renamed as CRG, a healthcare-focused investment firm. In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement, respectively, completing the principal borrowing authorized under that agreement. On November 14, 2014, the agreement was amended to, among other things, increase the principal amount of the term loan by $10.0 million, extend the interest-only period to June 30, 2018, and extend its maturity from June 30, 2017 to June 30, 2019. The amended agreement provides for a maximum borrowing of $45.0 million, excluding PIK notes, as defined below. The amended agreement requires interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on June 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contains a provision whereby the Company can, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into additional notes. As of June 30, 2015 and September 30, 2014, the Company had converted $3.9 million and $2.7 million, of interest into such additional notes (also known as payment-in-kind (“PIK”) notes), each of which add to the outstanding principal.

On December 4, 2014, the Company borrowed the remaining $10.0 million of principal provided for in the amended agreement. As of June 30, 2015, the principal amount outstanding under the term loan agreement, including all PIK notes, was $48.9 million. Amounts outstanding under the term loan agreement are collateralized by all of the Company's assets. The amended agreement provides for a prepayment penalty on the outstanding principal if the Company chooses to repay principal prior to June 30, 2018, or upon other specified events, including a change of control. The term loan agreement provides for financial covenants for minimum annual revenues (beginning with the 12 months ending June 30, 2015) and minimum liquidity, with which the Company has been in continuous compliance since the inception of the loan.

5.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
P&G	$2,957	$3,123	$9,173	$8,885
Teva	2,819	3,750	8,645	10,408
Par	2,811	2,253	7,787	8,851
Agile	635	465	2,389	1,500
Other	1,376	592	3,661	1,724
Total revenues	$10,598	$10,183	$31,655	$31,368

Aequus Pharmaceuticals, Inc.

In April 2015, the Company entered into an agreement with Aequus Pharmaceuticals, Inc. (“Aequus”) to develop new transdermal products with an initial focus on neurological disorders.  Under the agreement, for each product selected for development, the parties will assign an allocation of responsibilities, costs, rights and product revenues. Upon regulatory approval, the Company will manufacture the product and will be paid a profit share based on the Company’s interest in the product.

6.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions from fiscal 2008 through fiscal 2013. The warrants were recorded as equity instruments at the date of their issuances based on the terms of the warrants.

As of June 30, 2015, warrants to purchase 51,386 shares of common stock, on an as-converted basis, were outstanding with a weighted-average exercise price of $9.26 per share.  All of the common stock warrants are exercisable at any time up to five years from issuance.  The fair value of these warrants was recorded in stockholders’ equity upon issuance.

7.  Convertible Preferred Stock, Common Stock and Stockholders' Equity (Deficit)

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of June 30, 2015 and September 30, 2014 with a par value of $0.001 per share.  No preferred stock was outstanding as of that date.

Common Stock

The Company was authorized to issue up to 150.0 million shares of common stock as of June 30, 2015 and September 30, 2014 with a par value of $0.001 per share. As of June 30, 2015, there were 18,158,559 shares of common stock outstanding.

8.  Stock-Based Compensation

Equity Incentive Plans

As of June 30, 2015 and September 30, 2014, the Company had four equity incentive plans, all of which are sponsored by the Company, with the exception of the separate stock option plan of StrataGent, Inc., a corporation acquired by the Company on September 20, 2007 (the "StrataGent Plan"). The Company assumed all unexpired, unexercised options outstanding for those employees of StrataGent who remained Company employees after the merger. Each StrataGent option became exercisable into whole shares of Corium stock based on an agreed exchange ratio and per share exercise price such that the total value of the option grant did not change. The Company elected to make no further grants under the StrataGent Plan, however, its terms continue to govern all options issued under that plan. No additional shares available for grant under the StrataGent Plan were assumed by the Company, and any options that were returned to the pool subsequent to the merger with StrataGent were canceled and were not made available for future grants. This wholly-owned subsidiary was dissolved in 2008. As of June 30, 2015, all StrataGent options had been either exercised or canceled.

On March 20, 2014, the Company's board of directors approved the adoption of the 2014 Equity Incentive Plan (the "2014 Plan"), which became effective in connection with the IPO. Under the 2014 Plan, the Company initially had reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which was adopted in November 2012 and was replaced by the 2014 Plan. The Company also sponsored the 2002 Stock Option Plan that expired in 2012. On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan is automatically increased by an amount equal to up to 4% of the number of shares of common stock outstanding as of the preceding December 31, or such lesser number agreed to by the Company’s board of directors. On January 16, 2015, the Company’s board of directors authorized an increase of 722,834 shares to be added to the total number of shares of common stock issuable under the 2014 Plan.

The exercise price of each option issued under each of the equity incentive plans is required to be no less than the fair market value of the Company's common stock on the date of the grant. The maximum term of the options is ten years and the vesting period is typically four years. The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

A summary of activity under the Corium Plans during the nine months ended June 30, 2015 is as follows:

			Weighted	Weighted Average
	Shares	Stock	Average	Remaining	Aggregate
	Available	Options	Exercise	Contractual	Intrinsic Value
	for Grant	Outstanding	Price	Life (Years)	(In thousands)
Balance - September 30, 2014	949,885	2,085,028	$2.92	7.02	$6,710
Additional shares authorized	722,834	—	—
Granted	(811,450)	811,450	$6.40
Exercised	—	(9,942)	$2.10
Forfeited / Cancelled	7,622	(7,622)	$5.44
Balance - June 30, 2015	868,891	2,878,914	$3.90	7.15	$28,193

Options exercisable - June 30, 2015		1,588,990	$2.83	5.82	$17,249
Options vested and expected to vest - June 30, 2015		2,760,209	$3.80	7.06	$27,286

All outstanding options under the Corium Plans as of June 30, 2015 have an exercise price between $2.12 and $13.36 per share.

The weighted-average fair value of the stock options granted for the nine months ended June 30, 2015 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	June 30, 2015
Expected term (in years)	5.27	-	6.63
Risk-free interest rate	1.42%	-	1.93%
Expected volatility	70%	-	77%
Expected dividend rate		0%

Expected Term — The expected term represents the period that the stock-based awards are expected to be outstanding before exercise or cancellation. As the Company's historical share exercise experience has not yet provided a reasonable basis upon which to estimate expected term because of a lack of sufficient data points, the Company estimated the expected term by using the midpoint between the vesting commencement date and the contractual expiration period of the stock-based awards.

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

2014 Employee Stock Purchase Plan

On March 20, 2014, the Company's board of directors approved the adoption of the 2014 Employee Stock Purchase Plan (the "2014 ESPP"), which became effective in connection with the IPO. On January 1 of each year during the ten-year term of the plan, the number of shares issuable under the 2014 ESPP can be increased by an amount equal to up to 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or a lesser number agreed to by the board of directors. No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company's stockholders. Shares subject to purchase rights granted under the Company's 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company's 2014 ESPP.

The Company initially had reserved 310,000 shares of common stock for issuance pursuant to the 2014 ESPP upon its adoption and, on January 16, 2015, the Company’s board of directors reserved an additional 181,994 shares of common stock for issuance pursuant to the 2014 ESPP. As of June 30, 2015, the total reserve available for issuance pursuant to the 2014 ESPP was 372,529 shares of common stock, which reserve is net of issuances of 119,465 shares of common stock. The 2014 ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company's common stock through accumulated payroll deductions.

The 2014 ESPP provides for a 24-month offering period with four consecutive six-month purchase periods during each offering period. Employees are able to purchase shares of common stock at 85% of the lower of the fair market value of the Company's common stock on the first day of the offering period (the “Offering Date”) or on the last day of each six-month purchase period (the “Purchase Date”). The closing price as quoted by the Nasdaq is deemed to be the fair value of the Company's common stock on the Offering Date or the Purchase Date, or if there are no sales on such date, then the last preceding business day on which there were sales. In the event that the closing price of the Company's common stock on the Purchase Date is lower than it was on the Offering Date, then all participating employees may re-enroll in a new 24-month offering period that commences the day following the Purchase Date.

The fair value of the purchase rights granted under the 2014 ESPP between April 2, 2014 and May 19, 2015 and the offering periods commencing on November 20, 2014 and May 20, 2015 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in each offering period using the following assumptions:

	Nine Months Ended
	June 30, 2015
Fair value of common stock	$5.49	–	12.31
Grant price	$4.67	–	10.46
Expected term (in years)	0.50	–	2.00
Expected volatility	47	–	56%
Risk-free interest rate	0.07	–	0.63%
Expected dividend rate		0%

Fair Value of Common Stock —The fair market value of the Company’s common stock on the first day of each offering period, or $8.00 for the first offering period, based on the Company's IPO price, $5.49 for the offering period commencing on November 20, 2014, and $12.31 for the offering period commencing on May 20, 2015.

Grant Price  —85% of the fair market value of the Company’s common stock on the first day of each offering period, or $6.80 for the first offering period, $4.67 for the offering period commencing November 20, 2014, and $10.46 for the offering period commencing May 20, 2015.

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

For the three and nine months ended June 30, 2015, the Company recorded stock-based compensation expense of $86,000 and $362,000,  and for the nine months ended June 30, 2015 issued 119,465 shares of common stock to employees related to the 2014 ESPP.

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three and nine months ended June 30, 2015 and 2014 is classified in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Cost of product revenues	$82	$91	$267	$102
Cost of contract research and development revenues	44	61	147	70
Research and development	120	68	389	91
General and administrative	408	490	1,216	697
Total stock-based compensation	$654	$710	$2,019	$960

As of June 30, 2015, there was a total of $5.4 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock option awards, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.8 years.

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

The following table summarizes the changes to the product recall liability (in thousands):

Nine Months Ended June 30,
2015
Balance at September 30, 2014	$3,710
Payment of settlement liability	(521)
Balance at June 30, 2015	$3,189

10.  Net Loss and Net Loss per Share Attributable to Common Stockholders

In April 2014, the Company completed its IPO, which resulted in significant changes to the number of then-outstanding shares of common stock. The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during the three and nine months ended June 30, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic and diluted net loss per share
Net loss attributable to common stockholders, basic and diluted	$(5,914)	$(4,981)	$(19,815)	$(3,545)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,116,021	17,624,327	18,073,879	7,362,142
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.28)	$(1.10)	$(0.48)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options to purchase common stock	2,878,914	2,000,173	2,878,914	2,000,173
Shares authorized under the 2014 ESPP	372,529	310,000	372,529	310,000
Common stock warrants	51,386	128,582	51,386	128,582

11.  Income Taxes

The Company did not record a provision for Federal income taxes for the three and nine months ended June 30, 2015 because it expects to generate a net operating loss for the year ending September 30, 2015. The income tax expense of $2,000 for the nine months ended June 30, 2015 represents minimum statutory payments due in the states in which the Company is subject to taxation. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

We are a commercial stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience in transdermal and transmucosal delivery systems. Together with our partners, we have successfully developed seven marketed products in the prescription drug and consumer markets, and we are the sole commercial supplier of each of those products for our marketing partners. We use our novel transdermal and transmucosal approaches to bring new products to markets that present significant opportunities. Our development platforms enable transdermal delivery of large molecules, or biologics, including vaccines, peptides and proteins, as well as small molecules that are otherwise difficult to deliver in a transdermal dosage form. Our pipeline includes two partnered products that are the subject of pending drug marketing applications to the U.S. Food and Drug Administration (the “FDA”). In addition, we have several partner- or self-funded programs at earlier stages.

We have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. All of our current products are distributed, promoted and marketed by our partners. Our partners include The Procter & Gamble Company, or P&G, Par Pharmaceutical, Inc., Teva Pharmaceuticals USA, Inc. Agile Therapeutics, Inc. and Aequus Pharmaceuticals, Inc. (“Aequus”), as well as several other multinational pharmaceutical companies. Most of these entities have substantially greater financial and operating resources than we do, including global operations. We have never had, nor do we currently have, our own sales force or marketing capabilities. We do not control the market prices that our marketing partners set for our products and, consequently, we do not control the market shares or rates of adoption for our current products.

Our partnership with Teva began in 2004, with Teva’s predecessor, Barr Laboratories. Together with Barr, we developed Clonidine TDS, which Teva commercially launched in 2010. Teva currently sells Clonidine TDS throughout North America.

Our partnership with Par is the result of an FTC-mandated divestiture of Fentanyl TDS from Actavis, Inc. in connection with its merger with Watson Pharmaceuticals. We began the development of the product with Abrika LLLP in May 2002, and Abrika was subsequently acquired by Actavis in 2007. Actavis commercially launched Fentanyl TDS in 2007. Par currently sells Fentanyl TDS throughout the United States.

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

We are developing several additional products utilizing our proprietary technologies that we are advancing into human clinical trials that are anticipated to commence throughout calendar 2015. In February 2015, we commenced Phase 2a trials for MicroCor hPTH(1-34), which utilizes our MicroCor technology to deliver parathyroid hormone, a peptide for treating osteoporosis that is currently available only in an injectable form that requires refrigeration. The interim, topline results of that successful study were reported in July 2015. Our programs in Alzheimer’s and Parkinson’s diseases have advanced into in vivo pharmacokinetic testing. We are actively pursuing two product candidates in parallel for the transdermal treatment of Alzheimer’s disease, incorporating two of the drugs already approved by the FDA for the treatment of Alzheimer’s disease, donepezil and memantine. We plan to take donepezil into Phase 1 clinical trials in the fourth fiscal quarter of 2015 and, pending successful preclinical results, we expect to take memantine into Phase 1 trials by the end of calendar 2015. Additionally, we are pursuing a program for the transdermal treatment of Parkinson’s disease, also incorporating a drug already approved by the FDA, ropinirole, and we are planning to advance this product candidate into human clinical trials by the end of calendar 2015.

The following table identifies: (1) products we have developed that are marketed by our partners, (2) products we have developed with our partners that are in clinical trials and that our partners have permitted us to disclose, (3) products in our proprietary pipeline, and (4) products currently awaiting FDA approval.

Partner	Product/Candidate	Application	Status
Teva	Clonidine TDS	Hypertension	Marketed
Par	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	AG200-15	Contraception	Phase 3
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a
Self-funded	Donepezil TDS	Alzheimer’s	Preclinical
Self-funded	Memantine TDS	Alzheimer’s	Preclinical
Self-funded	Ropinirole TDS	Parkinson’s	Preclinical
Self-funded	MicroCor Fentanyl	Breakthrough Pain	Feasibility
Self-funded	MicroCor Zolmitriptan	Migraine	Feasibility
Teva	ANDA	Motion Sickness	ANDA Filed

We have seven commercial products and two products in review at the FDA, and we are developing additional undisclosed consumer and prescription drug products with partners. In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological disorders.  Under the agreement, for each product selected for development, the parties will assign an allocation of responsibilities, costs, rights and product revenues. Upon regulatory approval, we will manufacture the product and be paid a share of profits based on our interest in the product. We also have ongoing feasibility agreements with several pharmaceutical and biotechnology companies involving our MicroCor technology, and are currently in active discussions with other parties for additional feasibility projects.

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

Components of Statements of Operations

Revenues

During the three and nine months ended June 30, 2015 and 2014, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues —Product revenues consist of product sales to our partners, as well as royalties and profit sharing from products that have been sold by our partners. During the nine months ended June 30, 2015 and 2014, all of our product revenues resulted from sales of Clonidine TDS, Fentanyl TDS and Crest Whitestrips.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products manufactured and shipped to Teva, along with profit sharing from the net profits earned by Teva on the product.  For the nine months ended June 30, 2015, product revenues declined, compared to the same period in 2014, due to an additional competitor entering the market in fiscal 2014, which adversely impacted Teva’s market share and pricing.  Lower unit volumes and decreased unit pricing by Teva directly reduces our profit sharing. We expect our product revenues from Clonidine TDS during fiscal 2015 to be lower than they were during fiscal 2014, due to the continued impact of additional competition.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products manufactured and shipped to Par, along with a royalty on Par’s net sales of the product.  Revenues for this product declined for the nine months ended June 30, 2015, compared to the same period in 2014, as additional competitors entered the market in 2014 and we made corresponding reductions in our production output. This lower level of production has continued into fiscal 2015 and we currently expect that our product revenues from Fentanyl TDS during fiscal 2015 will be lower than fiscal 2014 revenues.

On June 26, 2015, we amended our agreements with Par, consisting of the Product Development, Collaboration and License Agreement and the Manufacturing and Supply Agreement for Transdermal Fentanyl, to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of all of Par’s exclusive rights to products other than the fentanyl reservoir patch currently being manufactured by us for Par, which is the AB-rated generic equivalent to DURAGESIC®. We expect that our product revenues from Fentanyl TDS will continue to decline as a result of the terms of this amendment and the continued increase in competition from other generic companies.  The amended terms also include the elimination of the royalty obligations and establish mutually agreeable transfer pricing.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues from these products increased for the nine months ended June 30, 2015, compared to the same period in 2014, and are expected to increase as demand for current products continues to increase, and as new products are launched.  We expect revenues from this product family to increase in fiscal 2015 as compared with fiscal 2014.

Contract Research and Development Revenues —We also generate revenues from our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Our contract research and development revenues for the nine months ended June 30, 2015 were primarily derived from our development of new drug products for Teva, one of which is currently in the late stages of development; our co-development arrangements for new drug products; and our development activities related to AG200-15. We believe contract research and development revenues will grow as we continue to advance our existing partner-funded and co-funded programs into later and more complex stages of development, and as we add new product programs with new and existing partners. Contract research and development revenues for each program will, however, generally decrease as each product nears regulatory approval.

Other Revenues —Other revenues consists primarily of income derived from certain aspects of our arrangements with our partners, whereby a portion of the revenues received under these agreements is treated for accounting purposes as rental income from embedded leases associated with these relationships and from license revenue earned primarily from our agreement with P&G, whereby we receive milestone payments upon commercial launch of each new product developed by us using our intellectual property.  Other revenues have not been, and are not expected to be, a significant portion of our revenues.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

	Three Months
	Ended June 30,		Change
(In thousands, except percentages)	2015	2014	$	%
Revenue:
Product revenues	$6,296	$7,856	$(1,560)	(20)%
Contract research and development revenues	3,505	2,023	1,482	73%
Other revenues	797	304	493	162%
Total revenues	10,598	10,183	415	4%
Costs and operating expenses:				0
Cost of product revenues	4,063	4,566	(503)	(11)%
Cost of contract research and development revenues	4,065	3,789	276	7%
Research and development expenses	3,493	1,614	1,879	116%
General and administrative expenses	2,835	3,497	(662)	(19)%
Amortization of intangible assets	141	138	3	2%
Gain on disposal and sale and leaseback of equipment	(5)	(24)	(19)	(79)%
Total costs and operating expenses	14,592	13,580	1,012	7%
Loss from operations	(3,994)	(3,397)	(597)	(18)%
Interest income	5	2	3	150%
Interest expense	(1,925)	(1,586)	(339)	(21)%
Loss before income taxes	(5,914)	(4,981)	(933)	(19)%
Income tax expense	—	—	—	—
Net loss and comprehensive loss	$(5,914)	$(4,981)	$(933)	(19)%

Revenues

Product revenues decreased $1.6 million, or 20%, for the three months ended June 30, 2015 compared to the same period in 2014. The decrease was primarily driven by a decrease in product revenues from Clonidine TDS primarily as a result of the launch and growth of a competing product in fiscal 2014 that reduced the volume of product sold to Teva and resulted in lower profit sharing on product sold by Teva, as the market pricing of the product declined with increased competition.

Contract research and development revenues increased $1.5 million, or 73%, for the three months ended June 30, 2015 compared to the same period in 2014, primarily as a result of a $0.8 million increase from our co-development programs, a $0.6 million increase in revenues related to development of a new product with an existing partner that began in fiscal 2014, and a $0.2 million increase in revenues associated with AG200-15.

Cost of Product Revenues

Cost of product revenues decreased $0.5 million, or 11%, for the three months ended June 30, 2015 compared to the same period in 2014, primarily as a result of the corresponding decrease in product sales. This decrease resulted primarily from a $0.4 million decrease in direct and indirect overhead costs, and a $0.2 million decrease in the cost of direct and temporary labor. While product revenues decreased 20%, cost of product revenues decreased 11%.  The larger percentage decrease in revenues is the result of declining royalties and profit sharing, for which there are no corresponding costs.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $0.3 million, or 7%, for the three months ended June 30, 2015 compared to the same period in 2014, primarily as a result of an increase in the number of projects in development and increased spending on certain development programs. While cost of contract research and development revenues increased only 7% for the three months ended June 30, 2015 compared to the same period in 2014, contract research and development revenues increased by  73%.  The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full, or in some cases, may accelerate the recognition of revenues as was the case for milestone payments during the three months ended June 30, 2015. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others. This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and, during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

Research and Development Expenses

Research and development expenses increased $1.9 million, or 116%, for the three months ended June 30, 2015 compared to the same period in 2014, reflecting increased investment in our proprietary programs following our IPO in April 2014.  This increase was primarily as a result of a $0.9 million increase in research and development spending on the MicroCor PTH and other MicroCor-related projects for the three months ended June 30, 2015 compared to the same period in 2014, as we produced clinical supplies for and incurred third-party costs related to the MicroCor PTH Phase 2a clinical study that began in the second fiscal quarter of 2015.  In addition, we increased funding for our product development programs for Alzheimer’s and Parkinson’s by $1.0 million for the three months ended June 30, 2015 compared to the same period in 2014, as we advanced multiple formulation candidates through preclinical evaluation.

General and Administrative Expenses

General and administrative expenses decreased $0.7 million, or 19%, for the three months ended June 30, 2015 compared to the same period in 2014, primarily as a result of a $0.7 million decrease in bonus expense due to the recognition of executive management bonuses after the completion of our IPO in April 2014.

Interest Expense

Interest expense increased by $0.3 million, or 21%, for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to the amendment of our term loan facility with CRG, whereby we borrowed an additional $10.0 million in December 2014.

Comparison of the Nine Months Ended June 30, 2015 and 2014

	Nine Months
	Ended June 30,		Change
(In thousands, except percentages)	2015	2014	$	%
Revenue:
Product revenues	$20,467	$23,196	$(2,729)	(12)%
Contract research and development revenues	9,798	7,260	2,538	35%
Other revenues	1,390	912	478	52%
Total revenues	31,655	31,368	287	1%
Costs and operating expenses:				0
Cost of product revenues	13,369	14,793	(1,424)	(10)%
Cost of contract research and development revenues	12,292	11,237	1,055	9%
Research and development expenses	11,670	3,742	7,928	212%
General and administrative expenses	8,192	6,543	1,649	25%
Amortization of intangible assets	464	399	65	16%
(Gain)/loss on disposal and sale and leaseback of equipment	2	(93)	95	102%
Total costs and operating expenses	45,989	36,621	9,368	26%
Loss from operations	(14,334)	(5,253)	(9,081)	(173)%
Interest income	11	5	6	120%
Interest expense	(5,490)	(5,390)	(100)	(2)%
Change in fair value of preferred stock warrant liability	—	(274)	274	100%
Change in fair value of subordinated note embedded derivative liability	—	7,367	(7,367)	(100)%
Loss before income taxes	(19,813)	(3,545)	(16,268)	(459)%
Income tax expense	2	—	2	100%
Net loss and comprehensive loss	$(19,815)	$(3,545)	$(16,270)	(459)%

Revenues

Product revenues decreased $2.7 million, or 12%, for the nine months ended June 30, 2015 compared to the same period in 2014, primarily as a result of a $3.6 million decrease in product revenues from Clonidine TDS, mostly due to the launch and growth of a competing product in fiscal 2014, and a $0.3 million decrease in product revenues from Fentanyl TDS due to increasing competition.  These decreases were partially offset by a $1.1 million increase in product revenues from P&G, which reflects increased demand for the existing products and the introduction of a new product in fiscal 2014.

Contract research and development revenues increased $2.5 million, or 35%, for the nine months ended June 30, 2015 compared to the same period in 2014, primarily as a result of the increased number of products in development, including a $2.2 million increase in revenues related to development of a new product for an existing partner, a $1.9 million increase in revenues related to our co-development programs, and a $0.9 million increase related to AG200-15.  These increases were partially offset by a $1.3 million decrease in contract research and development revenues related to P&G development programs and a $1.0 million decrease in revenues related to a partner development program that has been discontinued.

Cost of Product Revenues

Cost of product revenues decreased $1.4 million, or 10%, for the nine months ended June 30, 2015 compared to the same period in 2014, primarily as a result of the corresponding decrease in product sales. This decrease resulted primarily from a $0.8 million decrease in raw material costs, a $0.4 million decrease in direct and indirect overhead costs, and a $0.2 million decrease in the cost of direct and temporary labor. While product revenues in the nine months ended June 30, 2015 decreased 12% compared to the same period in 2014, cost of product revenues decreased 10% over the same period. The larger percentage decrease in revenues is the result of declining royalties and profit sharing, for which there are no corresponding costs.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $1.1 million, or 9%, for the nine months ended June 30, 2015 compared to the same period in 2014, driven by a $1.8 million increase related to our partnered development programs for an existing product, a $1.1 million increase related to the AG200-15 program, a $0.6 million increase related to our co-development programs, a $0.5 million increase related to our various MicroCor contract feasibility programs, and a $0.3 million increase for product improvements for an existing commercial product, partially offset by a $1.3 million decrease related to P&G development programs, a $1.1 million decrease in costs associated with a partner development program that was discontinued in fiscal 2014, and a $0.8 million decrease for a late-stage product being developed for Teva.

While contract research and development revenues in the nine months ended June 30, 2015 increased 35% from the same period in 2014, cost of contract research and development revenues increased 9%. The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full, or, in some cases, may accelerate the recognition of revenues as was the case for milestone payments during the nine months ended June 30, 2015. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others.  This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

Research and Development Expenses

Research and development expenses increased $7.9 million, or 212%, for the nine months ended June 30, 2015 compared to the same period in 2014, reflecting increased investment in our proprietary programs following our IPO in April 2014.  This increase was primarily a result of a $5.4 million increase in research and development spending on the MicroCor PTH and MicroCor-related projects for the nine months ended June 30, 2015 compared to the same period in 2014, as we produced clinical supplies and incurred third-party costs related to the MicroCor PTH Phase 2a clinical study that began in the second fiscal quarter of 2015.  In addition, we increased our funding for our product development programs for Alzheimer’s and Parkinson’s diseases by $2.6 million for the nine months ended June 30, 2015 compared to the same period in 2014 as we advanced multiple formulation candidates through preclinical evaluation.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 25%, for the nine months ended June 30, 2015 compared to the same period in 2014, primarily as a result of an increase of $0.5 million in stock-based compensation expense, related primarily to the increase in value of our common stock from fiscal 2014 to fiscal 2015 as we issued new stock options to employees and directors, an increase of $0.4 million in salaries and benefits, primarily related to new employees, and an increase of $0.6 million in costs associated with operating as a public company, including legal and professional expense, outside services, directors fees and business insurance.

Interest Expense

Interest expense increased $0.1 million, or 2%, for the nine months ended June 30, 2015 compared to the same period in 2014, primarily due to the interest expense associated with the additional $10.0 million borrowed in December

2014 under our amended term loan facility with CRG, partially offset by the interest associated with our convertible debt and subordinated note that were both converted into common stock in connection with our IPO in April 2014.

Change in Fair Value of Subordinated Note Embedded Derivative Liability

We recorded a change in the fair value of our subordinated note embedded derivative liability of $7.4 million for the nine months ended June 30, 2014, primarily due to the increased likelihood of an initial public offering at the end of that period, and corresponding decrease in the likelihood that a qualifying transaction would trigger payment of an additional amount owed to the note holder, which resulted in a reduction of the value of the embedded derivative feature at that time.  As a result of our IPO in April 2014, the subordinated note was converted into common stock and this liability was eliminated.

Liquidity and Capital Resources

Since fiscal 2006, we have incurred losses from operations in every fiscal year through fiscal 2014.  For the nine months ended June 30, 2015, we incurred a net loss of $19.8 million and used $15.5 million of cash in operating activities.  As of June 30, 2015, we had working capital of $31.2 million and stockholders’ deficit of $5.4 million.  Our principal sources of liquidity as of June 30, 2015 were cash and cash equivalents totaling $29.5 million.  We hold our cash and cash equivalents in a variety of interest-earning instruments, including money market accounts.

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

Description of Certain Indebtedness — We have several credit facilities under which we have borrowed funds, including a term loan, capital leases for equipment purchases, and notes payable with lessors for tenant improvements to our leased facilities.  As of June 30, 2015, we were in compliance with all covenants under all loan agreements.

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

As of June 30, 2015, the principal amount outstanding under the term loan agreement, including all PIK notes, was $48.9 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for a prepayment penalty if we choose to repay principal prior to maturity, or upon other specified events, including a change of control. The agreement has financial covenants, including a minimum annual revenues requirement (beginning with the 12 months ended June 30, 2015) and a minimum liquidity requirement, with which we have been in compliance since the inception of the loan. As of June 30, 2015, we had satisfied this minimum annual revenue covenant. The amended agreement with CRG was filed as Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which was filed with the SEC on December 15, 2014.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended June 30,
	2015	2014
Cash used in operating activities	$(15,458)	$(6,220)
Cash used in investing activities	(1,228)	(2,716)
Cash provided by financing activities	9,830	39,600

Cash Flows from Operating Activities  — Cash used by operating activities for the nine months ended June 30, 2015 was $15.5 million, which was primarily driven by our net loss of $19.8 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $4.2 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under General and Administrative Expenses.  The $0.2 million cash provided from net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•	$1.1 million in cash provided by an increase in accounts payable resulting from the higher level of clinical trial costs incurred but not yet paid at June 30, 2015;
•

$0.8 million in cash provided by an increase in accrued expenses and other current liabilities resulting from  the conversion of interest payments into PIK notes offset by a decrease in expenses accrued for bonus and other personnel-related costs, partially offset by:

•	a $0.7 million use of cash resulting from an increase in inventories to more nominal levels at June 30, 2015, from an unusually low level of inventory at September 30, 2014;
•

a $0.5 million use of cash resulting from an increase in prepaid expenses and other current assets, primarily reflecting the higher level of premiums paid for insurance during the quarter ended June 30, 2015; and

•	a $0.5 million use of cash resulting from a decrease in the recall liability, reflecting the ongoing payments made on a quarterly basis to reduce this liability.

Cash used by operating activities for the nine months ended June 30, 2014 was $6.2 million, which was primarily driven by our net loss of $3.5 million adjusted for a non-cash gain of $7.4 million related to the change in fair value of the subordinated debt embedded derivative liability.  We generated negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities. Depreciation, amortization, and stock-based compensation, totaling $3.4 million, were all consistent with normal operations.  The $1.4 million cash provided from net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•	$1.5 million in cash provided by an increase in accrued expenses and other liabilities, primarily due to accrued legal and professional fees associated with our IPO in April 2014;

•

$1.4 million in cash provided by a decrease in inventories, primarily resulting from lower levels of inventory on the fentanyl and clonidine products, as production volumes had started to decline during this period;

•

$0.8 million in cash provided by an increase in long-term interest payable primarily related to the unpaid interest on both the convertible debt and the subordinated note, whereby interest was being accrued, but not paid, partially offset by:

•	a $1.4 million use of cash resulting from an increase in accounts receivable, primarily related to the higher level of partner billing for the month ended June 30, 2014; and
•	a $0.9 million use of cash resulting from a decrease in the recall liability, reflecting the ongoing payments made on a quarterly basis to reduce this liability.

Cash Flows from Investing Activities  — Cash used by investing activities for the nine months ended June 30, 2015 was $1.2 million, consisting of capital expenditures of $0.7 million for equipment and leasehold improvements to support operations, and expenditures of $0.5 million relating to acquisition of patent and licensing rights.

Cash used by investing activities for the nine months ended June 30, 2014 was $2.7 million, consisting primarily of capital expenditures of $2.3 million for equipment and leasehold improvements to support operations, and expenditures of $0.5 million relating to acquisition of patents and licensing rights.

Cash Flows from Financing Activities — Cash provided by financing activities for the nine months ended June 30, 2015 was $9.8 million, consisting primarily of the $10.0 million in proceeds from the amendment of our term loan agreement with CRG in December 2014.

Cash provided by financing activities for the nine months ended June 30, 2014 was $39.6 million, consisting of $48.5 million in net proceeds from our IPO in April 2014 and $1.3 million of drawdowns under our then-outstanding bank credit line.  These cash proceeds were partially offset by the $5.2 million repurchase of common stock from our founders, repayment of $3.7 million under our then-outstanding bank credit line, and repayment of $1.3 million of principal under our long-term debt and capital lease obligations.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $29.5 million as of June 30, 2015.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market accounts.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding debt of $49.4 million as of June 30, 2015, of which $0.1 million was due within 12 months.  The interest rate of our borrowings under the term loan agreement with CRG is fixed.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

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

ITEM 1.LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely against us, would individually or in the aggregate have a material adverse effect on our business, operating results, cash flows or financial condition.

On August 3, 2012, a wrongful death lawsuit was filed in the U.S. District Court for the Northern District of Texas, Boudreaux vs. Corium International, Inc., et al, naming Actavis Inc. and Actavis South Atlantic LLC (“Actavis”) and Corium as co-defendants. Plaintiffs alleged a family member died in connection with the use of Fentanyl TDS manufactured by Corium and distributed and sold by Actavis. The parties have settled this suit and the settlement amount was covered by our insurance policy (with a maximum liability to Corium of $50,000 for out-of-pocket expenses). Effective June 1, 2015, the case was dismissed with prejudice.

ITEM 1A.RISK FACTORS

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

We have incurred significant operating and net losses since our inception. In fiscal 2014, we recorded net revenues of $42.4 million and net loss of $9.9 million, and in fiscal 2013, we recorded net revenues of $50.3 million and net loss of $13.9 million. For the nine months ended June 30, 2015, we recorded net revenues of $31.7 million and net loss of $19.8 million. As of June 30, 2015, we had stockholders’ deficit of $5.4 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses to continue to increase in the near-term as we expand our operations as a public company, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Advanced Seal Whitestrips, and although we are generating revenues from sales of our products, we expect a decline in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products, and in addition, we have incurred liability in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2014 were $11.7 million. Our product revenues declined in fiscal 2014 as additional competitors entered the market. Based on forecasted demand from our marketing partner, Par, we expect that our product revenues from Fentanyl TDS during fiscal 2015 will be lower than fiscal 2014 revenues due to increased competition in the market and revised contractual pricing and payment provisions. In addition, Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results. Our product revenues from Clonidine TDS in fiscal 2014 were $10.8 million, representing a return to levels similar to fiscal 2012, as a competitor who had been unable to supply its product for a portion of our fiscal 2013 resumed supply to the market throughout 2014. We expect our product revenues from Clonidine TDS during fiscal 2015 to be lower than they were during fiscal 2014 because of increased competition in the market with the entry of an additional competitor in the second half of fiscal 2014.

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

The majority of our revenues come from only a few partners. In fiscal 2014, three partners, P&G, Teva and Par, individually comprised approximately 28%, 32%, and 31%, respectively, of our total revenues, and for the nine months ended June 30, 2015, the same three partners individually comprised approximately 29%, 27%, and 25%, respectively, of our total revenues. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

We or our partners may choose not to continue developing or commercialize a product or product candidate at any time during development or after approval, which would reduce or eliminate our potential return on investment for that product or product candidate.

We currently have seven products on the market, two of which are drugs approved under Abbreviated New Drug Applications, or ANDAs, and five consumer products. In addition, two drug product candidates that we have developed in partnership with other companies are the subject of pending applications for approval by the FDA and we have several self-funded drug product candidates in preclinical and clinical stages of research and development.

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

Since 2003, we have devoted substantial resources to the development of the AG200-15 contraceptive patch in collaboration with Agile. The success of the AG200-15 product is a key component of our business growth over the next few years and we have projected we will receive revenues from manufacture of this product beginning in calendar 2017. The AG200-15 product requires a process step that has been incorporated into the commercial production line, which involves the laser-etching of label information on each patch. In addition to requiring an additional Phase 3 clinical study, the FDA has requested information relating to this laser-etching process to demonstrate that it does not adversely affect the performance of the patch. We have provided information to Agile in response to this request. If this product is not approved and launched by calendar 2017, or at all, or is launched in smaller quantities, we will not realize our anticipated revenue growth in that time period. In addition, one of our three buildings in our manufacturing facility in Grand Rapids, Michigan has been built out for the anticipated commercial production of AG200-15. Although some of the equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If AG200-15 is not approved, our business and financial prospects will be significantly harmed.

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

Many pharmaceutical companies are developing transdermal drug delivery systems, including 3M, Johnson & Johnson, Lohmann Therapie-Systeme, Mylan, Hisamitsu, and Allergan. In the field of microneedle transdermal systems, other participants include 3M, Zosano, Theraject, Fujifilm and several academic institutions.  Several of these competitors may also partner with larger pharmaceutical companies which could provide them with significantly increased resources to develop and market their products.

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

Our competitors may develop products that are more effective, better tolerated, subject to fewer or less severe side effects, more useful, more widely prescribed or accepted, or less costly than ours. For each product we commercialize, sales and marketing efficiency are likely to be significant competitive factors. We do not have internal sales or marketing departments, and there can be no assurance that we can develop or contract out these capabilities in a manner that will be cost-efficient and competitive with the sales and marketing efforts of our competitors, especially because some or all of those competitors could expend greater economic resources than we do and/or employ third-party sales and marketing channels. Such competition can lead to reduced market share for our products and contribute to downward pressure in our pricing, which could harm our business, results of operations, financial condition and prospects.

We face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

The commercial use of our products and clinical use of our product candidates expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, such as the case with Fentanyl TDS and Clonidine TDS, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in injury to a patient or even death. We have had 19 past legal proceedings related to Fentanyl TDS, all of which have been settled and dismissed with prejudice.  We have insurance coverage for product liability claims up to $20 million dollars. We cannot offer any assurance that we will not face other product liability suits in the future, nor can we assure you that our insurance coverage will be sufficient to cover our liability under any such cases.

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

We have obtained product liability insurance coverage for fentanyl and our other commercial products and clinical trials, with a $10 million per occurrence and a $20 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability-related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of our products, approval of other product candidates, or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of our products and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, results of operations, financial condition and prospects.

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

In addition, our MicroCor product candidates have been manufactured in small quantities for preclinical studies and Phase 1 and Phase 2a clinical trials. As we prepare for later stage clinical trials and potential commercialization, we are taking steps to increase the scale of production of our MicroCor product candidates. In order to conduct larger or late-stage scale clinical trials for a MicroCor product candidate and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to increase successfully the manufacturing capacity for any of such product candidates in a timely or cost-effective manner or at all. Significant scale-up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up the manufacture of any of our MicroCor product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and amount of revenues from sales of our approved products and any subsequently approved product candidates that are commercialized;

•	the timing, rate of progress and cost of any clinical trials and other product development activities for our product candidates that we may develop, in-license or acquire;

•	the size and cost of our commercial infrastructure;

•	the timing of FDA approval of our product candidates, if at all;

•	costs associated with marketing, manufacturing and distributing any subsequently approved product candidates;

•	costs and timing of completion of any additional outsourced commercial manufacturing supply arrangements that we may establish;

•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our products and our product candidates;

•	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;

•	costs associated with any product recall that could occur;

•	costs of operating as a public company;

•	the effect of competing technological and market developments;

•	our ability to acquire or in-license products and product candidates, technologies or businesses;

•	personnel, facilities and equipment requirements; and

•	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

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

As of June 30, 2015, the amount of our total indebtedness was approximately $49.4 million, the majority of which is pursuant to our term loan agreement with CRG. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding PIK notes), extend the maturity date to

June 30, 2019, and extend the quarterly interest-only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018.  On December 4, 2014, we borrowed the remaining $10 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement.

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

During any such times when we have outstanding borrowings under the term loan agreement with CRG, we will be required to maintain certain deposits and minimum balances as well as be prohibited from engaging in significant business transactions without the prior consent of CRG, including a change of control or the acquisition by us of another company, or engaging in new business activities which are substantially different from our current business activities. These restrictions could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, under the term loan agreement with CRG, we are subject to covenants relating to our business, including, but not limited to covenants relating to our annual revenues. In the event of a default under this arrangement, our repayment obligations may be accelerated in full. In the event that we do not have sufficient capital to repay the amounts then owed, we may be required to renegotiate such arrangements on terms less favorable to us, pursue strategic alternatives, including sale of our company or our significant assets, or to cease operations. Furthermore, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

For example, our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States. For example, our CRO conducted the Phase 1 clinical trials for our MicroCor hPTH(1-34) product and is currently conducting the Phase 2a trial for MicroCor hPTH(1-34) in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the study through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data is considered valid without the need for an on-site inspection by FDA or, if FDA considers such an inspection to be necessary, FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we or our partners submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs or our partners’ NDAs for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we or our partners are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

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

 Likewise, the annual Medicare Physician Fee Schedule update, which, until recently, was based on a target-setting formula system called the Sustainable Growth Rate (“SGR”), was adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR was linked to the growth in the U.S. gross domestic product (“GDP”), the SGR formula often resulted in a negative payment update when growth in Medicare beneficiaries’ use of services exceeded GDP growth.  Congress repeatedly intervened to delay the implementation of negative SGR payment updates.  For example, on April 1, 2014, with the enactment of the Protecting Access to Medicare Act of 2014, Congress prevented the 24 percent cut that was to occur by continuing the previously implemented 0.5 percent payment increase through December 31, 2014 and maintaining a zero percent payment update from January 1, 2015 through March 31, 2015.  However, on April 14, 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, which was signed into law by President Obama on April 16, 2015.  This law repeals the SGR methodology from the physician payment formula, institutes a 0% update to the Medicare Physician Fee Schedule for the January 1 to July 1, 2015 period, a 0.5% payment update for July 2015 through the end of 2019, and a 0% payment update for 2020 through 2025.  For 2026 and subsequent years, the payment update will be either 0.75% or 0.25%, depending on which Alternate Payment Model the physician participates.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures, and may adversely affect our operating results.

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

Our MicroCor technology is new, although patents relating to microneedle technology were first filed in the 1990s. Although we believe that MicroCor technology includes certain inventions that are unique and not duplicative of any prior art, we do not have outstanding issued patents covering our more recent developments in this technology and we are unsure of the patent protection that we will be successful in obtaining, if any.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 21, 2015, we issued an aggregate of 8,118 shares of common stock to an accredited investor pursuant to the exercise of a warrant at an exercise price of $0.101 per share.

On May 13, 2015, we issued an aggregate of 12,591 shares of common stock to an accredited investor pursuant to the cashless net exercise of a warrant to purchase an aggregate of 69,078 shares of common stock.

The common stock listed above was issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act, based on representations from the holders of the warrants to support our reasonable belief that such exemptions were available.

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

Since our IPO, and through June 30, 2015, we have used approximately $34.3 million of our net proceeds from the IPO, of which $16.9 million was invested in the development of our proprietary products and $5.2 million was used for the repurchase of shares of common stock from our founders pursuant to the recapitalization transaction described in the Company’s registration statement on Form S-1 relating to our IPO, which was declared effective by the SEC on April 2, 2014, and the Company’s Annual Report on Form 10K, which was filed with the SEC on December 15, 2014.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1+	Second Amendment to Transdermal Fentanyl Agreements, dated June 26, 2015					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+Registrant has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on July 30, 2015.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)