Form 10-K
period 2015-09-30
Corium International, Inc.
filed 2015-12-16
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2015
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 001‑36375

Corium International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38‑3230774 (I.R.S. Employer Identification Number)

Corium International, Inc.

235 Constitution Drive

Menlo Park, California 94025

(Address of principal executive offices and zip code)

(650) 298‑8255

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non‑affiliates of the Registrant on March 31, 2015 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $61.5 million, based upon the closing price of $6.55 of the Registrant’s common stock as reported on the Nasdaq Global Market on such date.

As of December 14, 2015, there were approximately 22,218,739 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended September 30, 2015, are incorporated by reference in Part II and Part III of this Report on Form 10‑K. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part of this Form 10‑K.

NOTE ABOUT FORWARD‑LOOKING STATEMENTS

This report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward‑looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions are intended to identify forward‑looking statements. We have based these forward‑looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short‑term and long‑term business operations and objectives and financial needs. These forward‑looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. In light of these risks, uncertainties and assumptions, the forward‑looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward‑looking statements.

You should not rely upon forward‑looking statements as predictions of future events. Although we believe that the expectations reflected in the forward‑looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward‑looking statements will be achieved or occur. We undertake no obligation to update publicly any forward‑looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

As used in this report, the terms “Corium,” “we,” “us,” and “our” mean Corium International, Inc. unless the context indicates otherwise.

PART I

ITEM 1.  BUSINESS

Overview

We are a commercial stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience in transdermal and transmucosal delivery systems. Together with our partners, we have successfully developed seven marketed products in the prescription drug and consumer markets, and we are the sole commercial supplier of each of those products for our marketing partners. We use our novel transdermal and transmucosal approaches to bring new products to markets that present significant opportunities. Our development platforms enable transdermal delivery of large molecules, or biologics, including vaccines, peptides and proteins, as well as small molecules that are otherwise difficult to deliver in a transdermal dosage form. Our pipeline includes two partnered products that are the subject of applications for approval by the U.S. Food and Drug Administration (the “FDA”). In addition, we have several partner‑ and self‑funded programs at earlier stages.

Transdermal drug delivery is the transport of drugs through the skin for absorption into the body. We have developed two proprietary technology platforms, Corplex™ and MicroCor®, that we believe offer significant competitive advantages over existing transdermal approaches. Corplex and MicroCor are designed to be adapted broadly for use in multiple drug categories and indications. We use our Corplex technology to create advanced transdermal and transmucosal systems for small molecules that utilize less of the active ingredient while achieving the same or better therapeutic effect, that can deliver an active ingredient over a more prolonged period of time, resulting in less frequent dosing, that can adhere well to either wet or dry surfaces, and that can hold additional ingredients required to aid the diffusion of low‑solubility molecules through the skin without losing adhesion. Our MicroCor technology is a biodegradable microstructure system currently in development that enables the painless and convenient delivery of biologics that otherwise must be delivered via injection. Our biodegradable microstructures integrate drug molecules and a biocompatible polymer. With slight external pressure, the microstructures penetrate the outer layers of the skin and dissolve to release the drug for local or systemic absorption. MicroCor is designed to expand the market for transdermal delivery of biologics, which cannot currently be delivered by other FDA‑approved transdermal technologies.

We have built significant know‑how and experience in the development, scale‑up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. All of our current products are distributed, promoted and marketed by our partners. Our partners include The Procter & Gamble Company (“P&G”), Par Pharmaceutical, Inc. (“Par”), Teva Pharmaceuticals USA, Inc. (“Teva”), Agile Therapeutics, Inc. (“Agile”) and Aequus Pharmaceuticals, Inc. (“Aequus”) as well as several other multinational pharmaceutical companies. Most of these entities have substantially greater financial and operating resources than we do, including global operations. We have never had, nor do we currently have, our own sales force or marketing capabilities. We do not control the market prices that our marketing partners set for our products and, consequently, we do not control the market shares or rates of adoption for our current products.

The following table identifies: (1) products we have developed that are marketed by our partners, (2) products we have developed with our partners that are in clinical trials and that our partners have permitted us to disclose, (3) products in our proprietary pipeline, and (4) products currently awaiting FDA approval.

Partner	Product/Candidate	Application	Status
Teva	Clonidine TDS	Hypertension	Marketed
Par	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	Phase 3
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a Completed
Self-funded	Donepezil TDS	Alzheimer's	Phase 1
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Aequus	Aripiprazole TDS	Neurological Disorders	Entering Phase 1
Self-funded	Ropinirole TDS	Parkinson's	Preclinical
Self-funded	MicroCor Fentanyl	Breakthrough Pain	Feasibility
Self-funded	MicroCor Zolmitriptan	Migraine	Feasibility
Teva	ANDA	Motion Sickness	ANDA Filed

In addition to commercialized products, we have a number of products in late stages of development. The most advanced clinical stage product in our pipeline is Twirla®, also referred to as AG200‑15, which is in Phase 3 development by our partner Agile. Twirla is a combination hormonal contraceptive patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low‑dose oral contraceptives, through the skin in an easy‑to‑use format over seven days. Agile has filed a New Drug Application (“NDA”) for approval of this product by the FDA, which is required before marketing a new drug in the United States. The FDA has indicated that Agile’s NDA was not sufficient for approval as originally submitted. Agile is conducting a confirmatory Phase 3 clinical trial based on this guidance, and intends to submit the results of the additional Phase 3 clinical trial to the FDA.

We are developing several additional products utilizing our proprietary technologies that we advanced into human clinical trials during calendar 2015.  In February 2015, we commenced Phase 2a trials for MicroCor hPTH(1‑34), which utilizes our MicroCor technology to deliver parathyroid hormone, a peptide for treating osteoporosis that is currently available only in an injectable form that requires refrigeration.  The interim, topline results of that successful study were reported in July 2015. Our programs in Alzheimer’s and Parkinson’s diseases have advanced into in vivo pharmacokinetic testing. We are actively pursuing two product candidates for the transdermal treatment of Alzheimer’s disease, incorporating donepezil and memantine, two of the drugs already approved by the FDA for the treatment of Alzheimer’s disease.  The donepezil and memantine candidates entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015. Additionally, we are pursuing a program for the transdermal treatment of Parkinson’s disease, also incorporating a drug already approved by the FDA, ropinirole, and this product candidate will be ready to advance into human clinical trials in the next calendar year. We have decided to reallocate capital from our Tamsulosin transdermal delivery systems (“TDS”) development program for benign prostatic hyperplasia to our Alzheimer’s and Parkinson’s disease programs, with any further investment in Tamsulosin TDS to be dependent on potential partnering activities.

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological disorders. The initial project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of conditions, including Schizophrenia, Major Depressive Disorder, Bipolar 1 Disorder and irritability associated with Autistic Disorder in pediatric patients. Aequus initiated a Phase 1 clinical trial for this product in the fourth calendar quarter of 2015. We also have ongoing feasibility agreements with several pharmaceutical and biotechnology companies involving our MicroCor technology, and are currently in active discussions with other parties for additional feasibility projects.

Transdermal Drug Delivery Industry

Patients have benefited from the use of transdermal delivery systems since the first commercially approved transdermal product, ALZA Corporation’s Transderm Scop for the prevention of motion sickness, was approved in 1979. To date, we are aware of approximately 20 drugs that have been successfully formulated and approved by the FDA for delivery in transdermal patches, though the market is growing. According to Transdermal Drug Delivery

Market & Clinical Pipeline Insight, the global value of the market for systemic transdermal products, including patches, was approximately $25 billion in 2013 and is expected to grow to approximately $40 billion by 2018. We believe this growth is driven by the increasing availability of transdermal systems for important therapeutic applications and changing disease demographics.

Transdermal delivery and transmucosal delivery, or delivery through mucous membranes, offer patients more convenient, non‑invasive and comfortable methods of drug delivery. The benefits of transdermal and transmucosal delivery systems over other dosage forms generally include enhancing the efficacy and reducing the side effects of a drug by controlling the rate of delivery and absorption, avoiding the undesirable breakdown of drugs in the liver associated with gastrointestinal absorption, and improving the level of patient compliance and long‑term adherence to therapy.

Despite the benefits of current transdermal delivery products, many key challenges prevent broader use and applicability:

•

Skin Irritation and Adhesion:  A number of patches cause skin irritation and sensitization, often brought on by the inclusion of skin‑permeating ingredients necessary to overcome the limitations of traditional patch technologies. Some patches also experience adhesion failure resulting from excess moisture or heat while worn by the patient, for example when swimming, bathing or during other normal daily activities.

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

•

Delivery Limitation:  The pharmaceutical industry has been unable to formulate certain drugs for transdermal drug delivery. This is especially true for biologics which generally are delivered by injection, causing pain and often requiring administration by a medical professional. In addition, these drugs generally must be refrigerated, require biohazard disposal and present the risk of accidental needle sticks. Many small molecules are also difficult to deliver transdermally, especially those that are not soluble in water or are unstable in the presence of air or water.

One of the greatest opportunities in transdermal drug delivery is the ability to deliver biologics, including vaccines, peptides and proteins, without the use of an injection. A number of companies have attempted to develop technologies to address this challenge, but many have experienced commercial and development failures due to the formulation, scale‑up and manufacturing complexities. Some of these systems have relied upon large, complex and costly devices, usually with external power sources, which adversely impact their usability and reproducibility.

We are developing and commercializing advanced transdermal drug delivery products that are intended to expand the number and types of drugs that can be delivered transdermally. We believe our technologies can be applied to improve the therapeutic value of many drugs by controlling the levels of drug delivered over a longer period of time. They are also designed to eliminate the need for injections of certain drugs and to improve adhesion and skin irritation profiles. Our technologies also allow us to create cost‑effective products, especially by eliminating the need for complex devices and refrigeration throughout the supply chain. Our two proprietary platforms, Corplex and MicroCor, separately address some of the primary shortcomings of traditional transdermal drug delivery. We believe our track record within the industry demonstrates our ability to develop commercially successful products.

Corplex Technology

Corplex is a novel technology incorporating combinations of materials that utilize the properties of both traditional pressure‑sensitive adhesives (“PSAs”), as well as bioadhesives, to enable the transdermal delivery of small molecules. Corplex encompasses combinations and blends of polymers to provide a range of properties that improve adhesion and delivery of active ingredients that may otherwise be difficult to formulate for transdermal delivery. We use our Corplex technology in the Crest Whitestrips products and in several of our therapeutic products in development. Our Corplex transdermal delivery systems provide advanced custom solutions for small molecules and feature the following benefits:

•

Flexibility:  Corplex is adaptable and provides the ability to formulate adhesives to complement a drug’s unique properties, enabling new drug dosage forms and delivery options. As a result, Corplex systems can be formulated in several dosage forms ranging from liquids (sprays, film‑forming liquids), to semi‑solids (gels, creams and ointments) to solids (powders, particles, dry and wet films, and patches).

•

Ease‑of‑Use:  Our Corplex systems are designed to improve patient compliance by being easy to use, self‑administered and discreet. In addition, Corplex products are suitable for long‑term skin contact and are designed to be easily removed with minimal damage to skin and without leaving a residue. Corplex incorporates unique compositions and blends of polymers to provide a range of hydrophilic to hydrophobic properties, enabling excellent adhesion to both dry and wet surfaces with a variety of wear times, ranging from seconds to up to seven days.

•

Compatibility:  Corplex can incorporate liquid‑based components that improve stability and diffusion of the drug without compromising adhesion. As a result, Corplex is compatible with many chemically diverse drugs, including compounds that are highly soluble or highly insoluble in water, as well as a wide range of solubilizing agents and enhancers that enable the delivery of these molecules, thereby expanding the universe of drugs that can be delivered transdermally.

•

Efficient and Controlled Drug Delivery:  Because Corplex enables drugs to diffuse more easily through the skin, we can design Corplex products to require less drug to achieve the desired therapeutic result. Additionally, Corplex allows for development of products with drug delivery profiles ranging from immediate release to sustained release or a combination of fast‑acting and long‑lasting types of release.

•

Improved Therapeutic Profile:  By achieving a steady dosage level, Corplex systems are designed to minimize side effects that otherwise result from peak concentrations of the drug when delivered with oral or other dosage forms.

•

Improved User Experience:    Corplex allows us to minimize the use of ingredients that can cause skin irritation and sensitization, two of the most common side effects of transdermal drug delivery. In our Corplex systems, we use materials that are well established for use in medical products by the FDA. In some cases, patch sizes can also be smaller than conventional patches, reducing costs and improving the user experience.

While we believe the combination of these benefits make Corplex well‑suited for the development of a variety of healthcare products that require adhesive properties, we are focused primarily on developing prescription transdermal drug products.

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

•

Dose Sparing:  MicroCor needles are biodegradable and dissolve in the skin once the system is applied. Our clinical studies to date demonstrate a high degree of efficiency in the delivery of active ingredients using the MicroCor system. We expect our MicroCor systems to reduce drug waste and the costs associated with the excess drug that may be required in less efficient delivery technologies.

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

•

Ease‑of‑Use:  MicroCor products are designed to be self‑administered, fully‑integrated, single‑use systems that are worn for only a few minutes. Unlike other delivery systems, MicroCor requires no additional parts, electrical power or complex external enabling devices to effectively deliver the drug or product.

•

Cost‑Effective:  In addition to the cost savings associated with dose sparing and thermal stability, MicroCor’s fundamental design and our proprietary molding process also has the potential to minimize costs associated with manufacturing MicroCor systems. We expect our processes may allow us to reduce waste of raw materials used in manufacturing, as compared to needle coating processes used by other delivery technologies for large molecules.

Material Relationships

Our partners are critical to our success. We currently have material relationships with the following companies, as well as earlier‑stage relationships with a number of other companies. This diversified mix of partnerships provides multiple potential sources of revenue growth in the future. In each of fiscal 2015 and 2014, we derived nearly all of our revenues from our partners P&G, Teva, and Par. In fiscal 2015, we received $11.6 million of our revenues from P&G, $12.4 million from Teva, and $9.6 million from Par, or 28%, 30%, and 23%, respectively. In fiscal 2014, we received $11.7 million of our revenues from P&G, $13.6 million from Teva, and $13.0 million from Par, or 28%, 32%, and 31%, respectively.

The Procter & Gamble Company

In June 2005, we entered into a multi‑faceted strategic arrangement with P&G, one of the largest consumer products companies in the world. Our relationship includes a worldwide license to P&G for the use of our Corplex technology in products in the general field of consumer products. This field does not include rights in the prescription drug, foot care and wound care fields. P&G paid us fees for the license, and agreed to pay additional future milestone payments for products that we develop for P&G. In addition, we entered into a long term joint development agreement under which we perform numerous research and development activities for P&G based upon agreed‑upon statements of work and budgets. We also have a commercial supply agreement in place, under which we are responsible for the production and supply to P&G of five oral care products. Our supply agreement with P&G currently extends through January 2017. The supply agreement can be expanded to include any additional products that move into commercial supply. We believe that we have unique capabilities and know‑how related to the manufacture of Corplex‑based Crest Whitestrips, which would be difficult for another party to duplicate.

We have developed and commercialized five oral care products for P&G sold under the brand name Crest Whitestrips. We have developed all of these products under the joint development agreement and are currently supplying each product in an intermediate (as opposed to final packaging) stage to P&G.

In addition to contract research and development and product revenues, from the inception of our collaborations with P&G, we have received a total of $3.2 million in license fees and $2.5 million in milestone payments from P&G. None of our arrangements with P&G require a royalty to be paid to us.

Teva Pharmaceuticals, USA Inc.

In 2004, we entered into a development, manufacturing and commercialization agreement with Barr Laboratories, Inc. for four generic transdermal drug products. We entered into three separate agreements with Barr, one in 2006 and two in 2007, to develop and commercialize additional Abbreviated New Drug Application (“ANDA”) transdermal patch products. In 2008, Teva acquired Barr. Following this acquisition and its review of resource allocations and potential conflicts, Teva continued three of these development programs. These programs have resulted in an approved product marketed as Clonidine TDS, a urology patch approved in March 2014 and a motion sickness patch that is the subject of a pending ANDA.

Under our agreements with Teva, we are the exclusive suppliers of the products that are the subject of each development program. We receive compensation for developing the product, plus a manufacturing margin, expressed as a margin above costs, and a profit share based on Teva’s net profits on the products. Teva has an exclusive license to use certain of our intellectual property to the extent necessary to commercialize, make, use or sell the ANDA product.

The Teva product contracts extend for ten years beyond the respective product launch dates, with provisions for automatic annual renewal thereafter. The contracts may be terminated, with three months’ notice before the end of a renewal period, or for uncured material breach, bankruptcy, or certain conditions preceding ANDA filing. If Teva were to terminate the agreement, it would be required to obtain FDA approval for an alternate manufacturing site before it could obtain additional supply of the product, a process that generally takes two years or more.

Clonidine TDS was the first product under our partnership with Teva to be approved by the FDA. Teva launched the product in 2010, and currently has the largest share of the clonidine patch market.

In addition to contract research and development revenues and product revenues, from the inception of our collaborations with Teva and its predecessor, we have received no license fees and $0.2 million in milestone payments. Under our current agreements, we are not eligible for additional milestone payments. We also receive a profit share equal to a low tens percentage of Teva’s net sales of Clonidine TDS, after deducting certain selling‑related expenses.

Par Pharmaceutical, Inc.

In 2002, we entered into a product development, collaboration and license agreement and in 2003 we entered into a manufacturing and supply agreement with Abrika LLLP for a generic equivalent of Duragesic, a fentanyl transdermal product marketed by Johnson & Johnson. In 2007, Abrika was acquired by Actavis, Inc. In 2007, the FDA approved and Actavis launched our Fentanyl TDS product. In 2012, Par  acquired the fentanyl business from Actavis, and Par currently markets Fentanyl TDS as our partner. Under the manufacturing and supply agreement, we are the exclusive supplier of Fentanyl TDS to Par.

Abrika and Actavis paid us for the development of Fentanyl TDS and we also receive a manufacturing margin and have historically been paid a royalty on net sales of the products by Par. The 2002 agreement may be terminated for uncured material breach, bankruptcy, or certain conditions preceding ANDA filing. If Par were to terminate the agreement, it would be required to obtain FDA approval for an alternate manufacturing site before it could obtain additional supply of the product, a process that generally takes two years or more.

On June 26, 2015, we amended our agreements with Par, consisting of the Product Development, Collaboration and License Agreement and the Manufacturing and Supply Agreement for Transdermal Fentanyl, to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of Par’s exclusive rights to products other than the fentanyl reservoir patch currently being manufactured by us for Par, which is an AB-rated generic equivalent to DURAGESIC®. The amended terms also include the elimination of the royalty obligations and establish mutually agreeable transfer pricing.

In addition to contract research and development revenues and product revenues, from the inception of our collaborations with Par and its predecessors, we have received no license fees and $0.5 million in milestone payments from Par. Under our current agreements, we are not eligible for additional milestone payments.

Agile Therapeutics, Inc.

In 2006, we entered into a development, license and commercialization agreement with Agile, a privately‑owned company that focuses on development of women’s healthcare products. As part of our relationship, we are the exclusive supplier of Twirla, a  combined hormonal contraceptive patch, which was designed by Agile using its formulation technology and is proprietary to Agile. Under our agreement with Agile, we have performed substantial work, funded by Agile, on the process development and scale‑up of the manufacturing process for Twirla, and we have manufactured the product for each of Agile’s clinical trials. Our agreement also includes an additional Agile product, AG890, which is a progestin‑only contraceptive patch in Phase 2 of clinical development.

We have worked in partnership with Agile to prepare facilities and equipment at our Grand Rapids manufacturing site for commercial production of the product. The primary production equipment specifically designed for manufacture of this product is in place and is owned by Agile and we are responsible for operating and maintaining that equipment.

Our exclusive right to manufacture Twirla and AG890 extends until we have commercially produced an agreed‑upon quantity of patches, currently projected to occur no earlier than five years following commercial launch of Twirla. The contract may be terminated for uncured material breach. Following the end of the exclusivity period, if Agile were to seek a second source of supply, Agile would be required to obtain FDA approval for an additional manufacturing site, a process that generally takes two years or more, and make substantial investments in new facilities and equipment.

In addition to contract research and development revenues, from the inception of our collaborations with Agile, we have received no license fees and $3.5 million in milestone payments from Agile. We are not currently eligible for any future milestone payments, and the terms of our supply agreement do not entitle us to receive a royalty.

Products and Pipeline

We have seven commercial products and two products awaiting FDA approval, and we are developing additional undisclosed prescription drug products with partners. We have ongoing feasibility agreements with several major pharmaceutical companies involving our MicroCor technology, and are currently in active discussions with other companies for additional feasibility projects.

Marketed Products:

In fiscal 2015, we received a total of $26.5 million in product revenues from our three marketed products: $6.8 million from Clonidine TDS, $9.1million from Fentanyl TDS, and $10.6 million from Crest Whitestrips, representing 26%, 34% and 40% of total product revenues, respectively.

Clonidine TDS is a treatment for hypertension that we developed under an ANDA as a generic version of the branded drug known as Catapres TTS. Clonidine TDS was launched in 2010 and is marketed by Teva and manufactured by us exclusively for Teva.

Fentanyl TDS is a treatment for management of chronic pain, including cancer‑related pain, under specified conditions. We developed this product for approval under an ANDA as a generic version of the branded product known as Duragesic. Our Fentanyl TDS was approved in 2007 and is currently marketed by Par and manufactured by us exclusively for Par.

Crest Whitestrips are a series of five products for oral care that we co‑developed with P&G as part of a broad relationship relating to consumer products. These products utilize our Corplex polymer technology and are sold under the Crest Whitestrips brand. We are the sole supplier of the oral care system for P&G.

Pipeline Products:

Twirla is a combination hormonal contraceptive patch that contains the active ingredients ethinyl estradiol (an estrogen) and levonorgestrel (a progestin), both of which have an established history of efficacy and safety in currently marketed combination contraceptives. Twirla is designed to deliver both hormones at levels comparable to low‑dose oral contraceptives. By delivering these active ingredients over seven days, this product is designed to promote enhanced compliance by patients with a convenient, easy‑to‑use format. The patch is applied once weekly for three weeks, followed by a week without a patch. The product, which was designed by Agile and for which we have done process development and manufacturing, will, if approved, be packaged with three patches per carton to provide a cycle (month) of therapy.

In February 2013, Agile received a Complete Response Letter from the FDA, indicating that the results from the completed Phase 3 studies would not be sufficient for approval, and proposing that Agile conduct an additional Phase 3 study. In September of 2014, Agile initiated the additional study as requested by FDA, which it anticipates completing by the second half of 2016. This study has been designed to address key issues that arose in the previous studies, including enhanced patient enrollment criteria and processes, and close monitoring of compliance with the study protocol. There can be no assurance that this additional study will be successful in demonstrating efficacy and safety of the product. However, assuming successful completion of this additional study, Agile has indicated that it plans to submit the results of the confirmatory study to the FDA in early 2017. Assuming a six‑month review by the FDA, approval would occur late in calendar 2017.

We are the exclusive supplier of the AG200‑15 product to Agile. In fiscal 2015, we received a total of $2.3 million in contract research and development revenues from Agile, representing 18% of our total contract research and development revenues.

MicroCor hPTH(1‑34) is a transdermal system designed to use our MicroCor technology to provide simplified delivery of parathyroid hormone, the active ingredient of Forteo, an injectable product marketed by Eli Lilly and Company for the treatment of severe osteoporosis. hPTH(1‑34) is a shortened version of the naturally occurring parathyroid hormone that promotes bone growth. With a simple one‑step application process, short wear time and a favorable pharmacokinetic profile, MicroCor hPTH(1‑34) represents, if approved, an opportunity to effectively deliver an improved anabolic therapy and increase patient compliance in the osteoporosis market.

We have completed Phase 1 and Phase 2a clinical studies of MicroCor hPTH(1‑34) in healthy women. In these studies, MicroCor hPTH(1‑34) was shown to be safe and well tolerated with comparable drug exposure to that achieved with the commercially available subcutaneous injections. The product achieved rapid systemic delivery of hPTH with a short wear time of five minutes. Successful, interim Phase 2a results were reported in July 2015. A six‑month Phase 2b efficacy/safety and dose finding study in osteoporosis patients and a one‑year Phase 3 trial, each measuring change in bone mineral density as a primary endpoint, will be required for further clinical development under the 505(b)(2) regulatory pathway. Although we have self-funded Phase 1 and Phase 2a clinical trials for MicroCor hPTH(1‑34), we are currently evaluating whether to continue self-funding the next phase of clinical development for this product candidate or to find a partner or partners who will invest in the later stages of clinical product development.

We have in place facilities for manufacture of MicroCor products for early clinical testing. We also have extensive experience with process development and commercial scale‑up for transdermal products. In preparation for Phase 2b and Phase 3 clinical trials of MicroCor hPTH(1‑34), we have developed an aseptic manufacturing plan for large scale manufacturing and we have designed the manufacturing process for MicroCor systems to be streamlined, robust and cost effective.

Alzheimer’s Disease (Donepezil and Memantine)

Alzheimer’s disease, the leading cause of dementia, is characterized by the progressive loss of memory, thinking and ability to perform activities of daily living, such as bathing, feeding and self‑care, as well as significant behavioral disturbances such as agitation, aggression, delusions and hallucinations. According to industry sources, Alzheimer’s disease currently affects approximately 5.2 million people in the United States, including as many as 11% of people aged 65 and older and approximately 33% of those 85 and older. We have completed preclinical development work and initiated Phase 1 clinical studies on advanced transdermal patches for the treatment of Alzheimer’s disease, incorporating donepezil and memantine, two proven and approved molecules, one of which is the active ingredient in Aricept. We anticipate developing these patches under a 505(b)(2) regulatory pathway, which we believe will allow for reduced nonclinical and clinical study cost and time. We intend to explore the possibility of pursuing a bioequivalence regulatory strategy under the 505(b)(2) pathway, which would further reduce costs and timelines. The product candidates are designed to decrease the side effects of the current therapies, including nausea and vomiting, and to improve patient adherence and compliance.

Parkinson’s Disease (Ropinirole)

Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease. Approximately one million people in the United States and from four to six million people worldwide suffer from this disease, which is commonly treated with dopamine replacement therapies such as levodopa and dopamine agonists that mimic the action of dopamine. We are finalizing the preclinical development work on a transdermal formulation of ropinerole, a proven and approved dopamine agonist for treating Parkinson’s disease and expect this product candidate will be ready to advance into human clinical trials in the next calendar year. We anticipate developing this patch under a 505(b)(2) regulatory pathway, which we believe will allow for reduced nonclinical and clinical study cost and time. Because Parkinson’s patients have trouble swallowing pills, we believe a transdermal or film product would address an unmet need recognized by patients and physicians alike.

MicroCor Feasibility Programs include self-funded and partner‑funded feasibility programs that we have completed or are currently in progress. Additional programs are in the planning process. We have developed a preliminary formulation for our self-funded MicroCor Zolmitriptan candidate and are in early feasibility studies. We have also initiated feasibility work on our self-funded MicroCor Fentanyl candidate. In the partner-funded programs performed to date, we have collaborated with leading biopharmaceutical companies to formulate their proprietary active molecules in our MicroCor technology and demonstrate delivery of the drug in animal models. The active molecules in these studies have been primarily large biologic molecules, including vaccines, peptides, proteins and monoclonal antibodies. After completing a number of these programs successfully, we are now advancing certain programs into later stages of development, including new vaccine and therapeutic applications.

Motion Sickness Patch.  We have developed a generic transdermal product for the prevention of nausea and vomiting associated with motion sickness. We developed a three‑day patch for Teva that is currently the subject of a pending ANDA. We expect this product to launch in late calendar 2016, if approved. In fiscal 2015, we received a total of $1.0 million in contract research and development revenues from Teva for this product, representing 8% of our total contract research and development revenues.

Urology Patch.  We have developed a generic transdermal product for Teva for the  of a urologic condition, for which Teva received approval in March 2014. Teva is currently reviewing the strategy and potential timing for launch of this product. We did not receive contract research and development revenues for this product in fiscal 2015.

Future Pipeline Programs include additional undisclosed ANDAs that have been partnered with undisclosed pharmaceutical companies.  One of these products is in development and we expect the ANDA to be filed in late calendar 2016. In fiscal 2015, we received an aggregate total of $6.3 million in contract research and development revenues from our collaboration partners for these programs, representing 50% of our total contract research and development revenues.

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

In addition, our Menlo Park site operates a facility capable of making products in accordance with current good manufacturing practice (“cGMP”) requirements for Phase 1 and Phase 2 clinical studies.

Our Menlo Park research and development team includes 40 scientists and engineers, some of whom were original inventors of transdermal patches. We perform the formulation system design, analytical method development and prototyping for all of our transdermal products. Our research and development team works in collaboration with the process scale‑up team in our manufacturing operations early in the product development cycle. This early coordination helps assure streamlined technology transfer success in the final scale‑up and commercial manufacture of each product, leading to more robust development programs and greater manufacturing efficiencies.

Manufacturing

Our commercial manufacturing facilities are located in Grand Rapids, Michigan in three buildings comprising approximately 200,000 square feet. We have a full range of development and manufacturing capabilities, from complete process development and scale‑up services to commercial manufacture. We have made significant investments in our manufacturing technology that allow us to automate many of our processes and maximize the productivity of our labor force. We employ multiple manufacturing techniques, including solvent cast and extrusion manufacturing processes that minimize the thickness of our patches and reduce the costs of our products. Solvent casting is well‑suited for manufacturing films containing heat‑sensitive molecules because the temperatures required to remove the solvents are relatively low compared to those needed for a hot‑melt extrusion process. Hot‑melt extrusion is not suitable for ingredients that could be thermally degraded in the process, but is environmentally friendly, cost effective and more flexible than solvent cast‑only processes.

Our manufacturing platform includes:

•	Process development through commercial product manufacture, including final finishing and cartoning;
•	Multiple‑use equipment providing flexibility for small volume manufacture and dedicated equipment for large volume production;
•	High accuracy coating for pressure sensitive adhesives, acrylics and polyisobutylene;
•	Automated solvent casting and extrusion capabilities;

•	Automated high‑speed, high‑accuracy die cutting, and integrated die cutting and pouching;
•	Physical testing and analytical method capabilities;
•	The licensing required to handle scheduled drugs and compounds requiring special handling;
•	The ability to manufacture drug and device combination products with high accuracy assembly for multiple and complex components; and
•	Manufacturing capabilities for proprietary MicroCor biodegradable microstructures, including specialty coating, curing, drying and assembly processes.

Our facilities are FDA and DEA registered, and ISO9001 and ISO13485 certified. Our manufacturing facilities in Grand Rapids are licensed to manufacture over-the-counter (“OTC”) products, consumer products, prescription transdermal, dermal and mucosal products, as well as wound care products. Our Grand Rapids facilities also have the capacity to produce over 100 million patches annually and can be expanded as our needs grow. A number of our equipment lines have been fully funded by our partners to support the development of partnered products. In these cases, the partners retain title to those equipment lines, while we retain responsibility for maintaining and operating them. Our operations include on‑site quality control laboratories and testing procedures, quality assurance systems, and internal audit procedures for our processes and equipment.

Intellectual Property

Our success depends on our ability to obtain patents and protect our trade secrets and know‑how. We must be able to operate without infringing on any other company’s intellectual property and we must prevent others from infringing our intellectual property. Our strategy is to protect our intellectual property by filing both U.S. and international patents related to our proprietary technologies, products, inventions and improvements that are important to our business. As of September 30, 2015, we held 47 U.S. issued patents and 169 foreign issued patents (which include granted European patents rights that have been validated in various EU member states) and 33 U.S. pending patents and 104 foreign pending patents relating to our Corplex and MicroCor technologies and products. Of the issued U.S. patents, 36 relate to composition of matter and 11 relate to use or process. Of the pending U.S. patents, 27 relate to composition of matter and 6 relate to use or process. Our foreign patents generally include both composition of matter and use or process claims. Our issued U.S. patents and patent applications will expire between 2019 and 2036. Some of the issued patents and pending patent applications, if issued, may also be eligible for patent term adjustment and patent term restoration, thereby extending their patent terms.

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

Our products in development may be covered by third party patents or other intellectual property rights, in which case we would need to obtain a license to continue to develop and/or market these products. Such licenses may not be available on acceptable terms and such licenses may not be attainable, which could delay product launches if we are required to design around a patent. Litigation may be necessary to defend against or assert claims of infringement to enforce patents, protect trade secrets or know‑how or to determine validity in order to freely sell a product in the marketplace. In addition, interference, derivation, post‑grant oppositions or other proceedings may be necessary to determine rights to inventions in our patents. Litigation could entail substantial financial costs and may have a material adverse effect on our business, financial condition or results of operations.

In certain circumstances, we rely on trade secrets to protect our technology. Trade secrets are difficult to protect. Generally we protect our proprietary processes and manufacturing as trade secrets and we secure confidentiality agreements from all of our employees, contractors, consultants and advisors. We cannot assure that the agreements will not be breached, or that we will be able to remedy such a breach, or that our trade secrets will not become known in the public domain and be discovered by our competitors. Disputes may also arise with respect to know‑how and inventions created by our employees, contractors and consultants. See the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

Regulatory

Food and Drug Administration.  The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical and consumer cosmetic products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval, advertising and promotion of our products. Many of our products are combination drug‑device products that are regulated as drugs by the FDA, with consultations from the device center in the FDA. Others, such as consumer teeth whitening products, are regulated by the FDA as cosmetics. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA Regulation of Drugs.  The process required by the FDA under the new drug provisions of the Federal Food, Drug, and Cosmetic Act (the “FFDC Act”) before our investigational drugs may be marketed in the U.S. generally involves the following:

•	Completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;
•	Submission of an Investigational New Drug application (“IND”), which must become effective before clinical trials may begin;
•

Performance of adequate and well‑controlled human clinical trials to establish the safety and efficacy of the investigational drug for each proposed indication in accordance with the FDA’s current good clinical practice (“GCP”) requirements;

•	Submission to the FDA of an NDA after completion of all pivotal clinical trials;
•

Satisfactory completion of an FDA pre‑approval inspection of the manufacturing facilities at which the drug will be produced, to assess compliance with cGMP regulations, or, for our medical device components, the Quality System Regulation (“QSR”); and

•	FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.

Preclinical tests include laboratory evaluation of the investigational drug, its chemistry, formulation and stability, as well as animal studies to assess its potential safety and efficacy. For human clinical trials to be conducted in the United States, we must generally submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30‑day time period, raises concerns or questions about the conduct of the trials as outlined in the IND and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. Further, an independent Institutional Review Board (an “IRB”) at each medical center proposing to conduct the clinical trials must review and approve any clinical study as well as the related informed consent forms and authorization forms that permit us to use individually identifiable health information of study participants.

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

Human clinical trials are typically conducted in three sequential phases which may overlap or be combined:

•

Phase 1: Includes the initial introduction of an investigational drug into humans. Phase 1 studies are typically closely monitored and may be conducted in patients or normal volunteer subjects. Phase 1 studies are designed to determine the metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. During these studies, sufficient information about the drug’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well‑controlled, scientifically valid, Phase 2 studies. These studies may include studies of drug metabolism, structure‑activity relationships, and mechanism of action in humans, as well as studies in which investigational drugs are used as research tools to explore biological phenomena or disease processes.

•

Phase 2: Includes controlled clinical studies conducted to evaluate the effectiveness of the drug for a particular indication or indications in patients with the disease or condition under study, and to determine the common short‑term side effects and risks associated with the drug.

•

Phase 3: When Phase 2 clinical trials suggest effectiveness of a drug, Phase 3 clinical trials are undertaken to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit‑risk relationship of the drug and to provide an adequate basis for physician labeling.

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. Submission of an NDA requires the payment of a substantial user fee to the FDA, and although the agency has defined user fee goals that govern the length of an NDA’s review time, we cannot assure that the FDA will make a review decision in any particular timeframe. After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete but the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or one or more additional clinical trials, as FDA has required of our partner Agile, and/or other requirements related to clinical trials, preclinical studies or manufacturing, any of which may be expensive and require considerable time to complete. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

After approving a drug, the FDA may withdraw product approval if compliance with regulatory standards is not maintained or if safety problems occur after the product reaches the market. Requirements for additional Phase 4 studies (post‑approval marketing studies) to confirm safety and effectiveness in a broader commercial use population may be imposed as a condition of marketing approval. In addition, the FDA requires surveillance programs to monitor approved products that have been commercialized, and the agency has the power to require changes in labeling or to prevent further marketing of a product based on the results of these post‑marketing programs.

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

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including cGMP requirements, and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies, and are subject to periodic announced and unannounced inspections by the FDA and state agencies for compliance with cGMP regulations, which impose procedural and documentation requirements upon us and our third party manufacturers. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third‑party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements.

Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our suppliers of raw materials that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA‑initiated or judicial action that could delay or prohibit further marketing. For example, in 2008 and 2010 we conducted recalls of our fentanyl products and were inspected by the FDA. These inspections led to the issuance of FDA Forms 483 identifying inspectional observations. The most recent FDA inspection of our facility was a pre‑approval inspection for a product that is the subject of pending ANDA. The FDA issued a Form 483 with one observation, which we addressed as part of our ongoing obligations under the FDA’s quality system regulation.

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

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our drug product candidates. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

The FDA also has the authority to require a risk evaluation and mitigation strategy (“REMS”) to ensure the safe use of the drug. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act of 2007 when necessary to ensure that the benefits of a drug outweigh the risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks.

On July 9, 2012, the FDA approved a REMS for extended‑release and long‑acting opioid medications. Several of our currently marketed drug products and investigational drugs, including fentanyl, are subject to the REMS. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of drugs subject to the REMS requirement, which could negatively impact the commercial benefits to us and our partners from the sale of these drug products and, if approved, drug product candidates. Our partners, as the holders of the marketing applications for the affected drugs, are responsible for compliance with the opioid REMS requirements.

Hatch‑Waxman Act.  Section 505 of the FFDC Act describes three types of NDAs that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and effectiveness. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch‑Waxman Act, created two additional marketing pathways under Sections 505(b)(2) and 505(j) of the FFDC Act. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This regulatory pathway enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, called the Reference Listed Drug (“RLD”), or on published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and effectiveness. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to (i.e., performs in the same manner as) the innovator drug. The generic version generally must deliver approximately the same amount of active ingredients into a patient’s bloodstream in the same amount of time as the innovator drug.

There is no clear FDA guidance on whether bioequivalence studies can be relied on for approval of a transdermal formulation under the Section 505(b)(2) regulatory pathway where the RLD is an oral dosage form. It is possible that for drugs with a long half-life such as donepezil and memantine, as opposed to drugs with a short half-life, the plasma profile of the drug in the bloodstream for transdermal delivery will closely match the plasma profile seen with oral administration.  For this reason, a bioequivalence regulatory strategy for approval of these products via the 505(b)(2) pathway may be possible.  If the FDA agrees with this approach, it could enable a direct transition from a pilot pharmacokinetic study to a single pivotal bioequivalence study, saving expense and time. If the FDA does not accept this approach, the result would be a longer, more expensive clinical development timeline to submission for both Donepezil TDS and Memantine TDS.

Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. If the paragraph IV certification is challenged by an NDA holder or the patent owner(s) asserts a patent challenge to the paragraph IV certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the paragraph IV certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30‑month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owner(s) regularly take action to trigger the 30 month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.

The Hatch‑Waxman Act establishes periods of regulatory exclusivity for certain approved drug products, during which the FDA cannot approve (or in some cases accept) an ANDA or 505(b)(2) application that relies on the branded reference drug. For example, the holder of an NDA may obtain five years of exclusivity upon approval of a new drug containing a new chemical entity that has not been previously approved by the FDA. The Hatch‑Waxman Act also provides three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical studies (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three‑year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDA for drugs that include the innovation that required the new clinical data.

We expect that most of our drug candidates will utilize the section 505(b)(2) regulatory pathway. Even though several of our drug products utilize active drug ingredients that are commercially marketed in the United States in other dosage forms, we need to establish safety and effectiveness of those active ingredients in the formulation and dosage forms that we are developing. We also have several partnered products that are approved pursuant to ANDAs or will be filed under the ANDA pathway. All approved products, both innovator and generic, are listed in FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book).

The Drug Enforcement Administration.  Certain of our products, including our fentanyl patch, are regulated as a “controlled substance” as defined in the Controlled Substances Act of 1970 (the “CSA”), which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the Drug Enforcement Administration (the “DEA”). The DEA is concerned with the control and handling of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances, with Schedule II substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Certain active ingredients are listed by the DEA as Schedule II and Schedule III under the CSA. Consequently, their manufacture, research, shipment, storage, sale and use are subject to a high degree of oversight and regulation. For example, all Schedule II drug prescriptions must be signed by a physician, generally physically presented to a pharmacist and may not be refilled without a new prescription. Furthermore, the amount of Schedule II substances we can obtain for clinical trials and commercial distribution is limited by the DEA in accordance with a quota system and our quota may not be sufficient to complete clinical trials or meet commercial demand. The DEA establishes annually an aggregate quota for how much fentanyl may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount of fentanyl that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We must receive an annual quota from the DEA in order to produce or procure any Schedule II substance, including fentanyl for use in manufacturing our fentanyl products. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments.

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

FDA Regulation of Consumer Cosmetic Products.  Consumer teeth whitening products are regulated by the FDA as cosmetics. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of these products are subject to regulation by one or more federal agencies, including the FDA and the Federal Trade Commission (the “FTC”), and by various agencies of the states and localities in which these products are sold. Cosmetic products and their ingredients do not require premarket approval prior to sale, but are subject to specific labeling regulations. While the FDA has not promulgated specific cGMPs for the manufacture of cosmetics, the FDA has provided guidelines for cosmetic manufacturers to follow to ensure that their products are neither misbranded or adulterated.

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

Other Healthcare Laws.  Although we do not directly market or promote any of our products, we and our partners are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws may include, without limitation: (a) federal and state laws relating to the Medicare and Medicaid programs and any other federal healthcare program; (b) federal and state laws relating to healthcare fraud and abuse, including, without limitation, the federal Anti‑Kickback Statute (42 U.S.C. § 1320a‑7b(b)), the federal False Claims Act (31 U.S.C. §§ 3729 et seq.), the False Statements Statute, (42 U.S.C. § 1320a‑7b(a)), the Exclusion Laws (42 U.S.C. § 1320a‑7), the federal Physician Payment Sunshine Act (42 U.S.C. § 1320a‑7h), the Anti‑Inducement Statute (42 U.S.C. § 1320a‑7a(a)(5)), the Civil Monetary Penalties Law (42 U.S.C. § 1320a‑7a) and criminal laws relating to healthcare fraud and abuse, including but not limited to 18 U.S.C. Section 286 and 287, and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) (Pub.L. 104‑191); (c) state laws relating to Medicaid or any other state healthcare or health insurance programs; (d) federal or state laws relating to billing or claims for reimbursement submitted to any third party payor, employer or similar entity, or patient; (e) any other federal or state laws relating to fraudulent, abusive or unlawful practices connected in any way with the provision or marketing of healthcare items or services, including laws relating to the billing or submitting of claims for reimbursement for any items or services reimbursable under any state, federal or other governmental healthcare or health insurance program or any private payor; and (f) federal and state laws relating to health information privacy and security, including HIPAA, and any rules or regulations promulgated thereunder, and the Health Information Technology for Economic and Clinical Health Act, enacted as part of the American Recovery and Reinvestment Act of 2009 and any regulations promulgated thereunder. If our operations or our partners’ operations and practices are found to be in violation of any of such laws or any other governmental regulations that apply to us or our partners, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Coverage and Reimbursement.  Sales of our products marketed by our partners will depend, in part, on the extent to which our products will be covered by third‑party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third‑party payors are increasingly reducing reimbursements for certain medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third‑party reimbursement for our products or a decision by a third‑party payor to not cover our products could reduce or eliminate utilization of our products and have a material adverse effect on our sales, results of operations and financial condition. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

Marketing and Sales

Due to the nature of our partnerships and our current business relationships, we currently do not have or require an in‑house commercial sales force or marketing function. We have a business development program that generates new business opportunities with pharmaceutical and biopharma companies, including delivering their proprietary drugs in transdermal systems to improve their therapeutic profile, extending the brand life of drugs by offering new dosage forms, and co‑developing products that we have initiated. Historically, we have partnered with pharmaceutical companies to market and sell each of the products that we develop and manufacture. In most cases, we work together with our partners to decide which products to develop. However, in some instances we selectively develop products on our own prior to partnering with another company. In the future, we may build our own commercial sales and marketing capability in certain niche markets in order to capture more of the economic value of the products that we may develop. We may also enter into co‑promotion agreements for certain of our products with our partners. We will continue to pursue strategic alliances with partners who have significant marketing and distribution presence and expertise.

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

Companies focused on delivering small molecules transdermally include 3M, Johnson & Johnson, Lohmann Therapy Systems (“LTS”), Mylan, Hisamitsu, or Noven, and Allergan. Companies operating in the microneedle transdermal field include 3M, Zosano, Theraject and Fujifilm. Several academic institutions are also conducting research in the microneedle field. In addition to microneedle technologies, there are other methods of transdermal delivery under development for biologics, including heat ablation, laser, ultrasound and radio frequency. Companies developing and manufacturing transdermal systems for biologics include Becton Dickinson, Vyteris, and Zogenix. Some of these companies may be addressing the same therapeutic areas or indications as we are.

Our current products compete, and products in development will compete, in highly competitive markets against both transdermal products and products addressing similar patient and customer needs through other delivery forms. Clonidine TDS, Fentanyl TDS and our future ANDA products will have competition from other generic pharmaceutical companies, including Mylan and Allergan, both of which have their own transdermal manufacturing capability. Other manufacturers of fentanyl patches use a different technology than ours, and although fentanyl patches made with either technology have experienced manufacturing challenges, competitors may claim their technology is superior. The Crest Whitestrips products compete with teeth whitening products marketed by various private labels such as those at Walgreens and CVS.

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

Employees

As of September 30, 2015 we had 247 employees, including 40 in research and development, 183 in operations and 24 in general and administrative roles. From time to time, we also employ independent contractors to support our research and development and our administrative organizations. We also hire temporary employees when needed in our manufacturing and quality groups. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Available Information

The mailing address of our headquarters is 235 Constitution Drive, Menlo Park, California 94025 and our telephone number at that location is (650) 298‑8255. Our website is www.coriumgroup.com. Through a link on the Investors section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings are available to the public free of charge. The information posted to our website is not incorporated into this Annual Report on Form 10‑K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10‑K, including our financial statements and related notes. The occurrence of any of the events or developments described in the following risk factors could have a material adverse effect on our business, financial condition, results of operations and prospects. In such an event, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have limited operating revenues and a history of operational losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses since our inception. In fiscal 2015, we recorded net revenues of $40.9 million and net loss of $28.5 million. For fiscal 2014, we recorded net revenues of $42.4 million and net loss of $9.9 million. For fiscal 2013, we recorded net revenues of $50.3 million and net loss of $13.9 million. As of September 30, 2015, we had stockholders’ equity of $35.3 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near‑term as we expand our operations as a public company and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Advanced Seal Whitestrips, and although we are generating revenues from sales of our products, we expect a decline in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products, and in addition, we have incurred liability in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2015 and fiscal 2014 were $9.1 million and $11.7 million, respectively.  Product revenues related to Fentanyl TDS declined in fiscal 2015, compared to fiscal 2014, as additional competitors entered the market in fiscal 2014, and we made corresponding reductions in our production output, which continued throughout fiscal 2015. Additionally, we recognized $1.8 million in non‑cash product revenues related to Fentanyl TDS in fiscal 2014, which had previously been deferred since 2007. On June 26, 2015, we amended our agreements with Par, consisting of the Product Development, Collaboration and License Agreement and the Manufacturing and Supply Agreement for Transdermal Fentanyl, to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of Par’s exclusive rights to products other than the fentanyl reservoir patch currently being manufactured by us for Par, which is an AB-rated generic equivalent to DURAGESIC®. The amended terms also include the elimination of the royalty obligations and establish mutually agreeable transfer pricing. We expect that our product revenues from Fentanyl TDS will continue to decline in fiscal 2016 as a result of the terms of this amendment and the continued increase in competition from other generic companies. In addition, Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results.

Our product revenues from Clonidine TDS in fiscal 2015 and fiscal 2014 were $6.8 million and $10.8 million, respectively. These product revenues declined in fiscal 2015 compared to fiscal 2014 due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing. Lower unit volumes and decreased unit pricing by Teva directly reduces our profit sharing. We expect our product revenues from Clonidine TDS during fiscal 2016 to be lower than they were during fiscal 2015, due to the continued impact of additional competition.

In addition to the risks discussed elsewhere in this section, our ability to continue to generate revenues from our commercialized products will depend on a number of factors, including, but not limited to:

•	achievement of broad market acceptance and coverage by third‑party payors for our products;
•	the effectiveness of our partners’ efforts in marketing and selling our products;
•	the effects of competition and cost‑containment initiatives on product pricing by our partners;
•	our ability to successfully manufacture commercial quantities of our products at acceptable cost levels and in compliance with regulatory requirements;
•	the timing of new product launches;
•	our ability to maintain a cost‑efficient organization and, to the extent we seek to do so, to partner successfully with additional third parties;
•	our ability to expand and maintain intellectual property protection for our products successfully;
•	the efficacy and safety of our products; and
•	our ability to comply with regulatory requirements, which are subject to change.

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

The majority of our revenues come from only a few partners. For fiscal 2015, three partners, P&G, Teva and Par, individually comprised approximately 28%, 30%, and 23%, respectively, of our total revenues. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

We or our partners may choose not to continue developing or commercialize a product or product candidate at any time during development or after approval, which would reduce or eliminate our potential return on investment for that product or product candidate.

We currently have seven products on the market, two of which are drugs approved under ANDAs, and five consumer products. In addition, two drug product candidates that we have developed in partnership with other companies are the subject of pending applications for approval by the FDA and we have several self‑funded drug product candidates in preclinical and clinical stages of research and development.

At any time, we or our partners may decide to discontinue the development of a marketed product or drug product candidate or not to continue commercializing a marketed product or a drug product candidate for a variety of reasons, including the appearance of new technologies that make our product obsolete, the position of our partner in the market, competition from a competing product, or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our partners terminates a development program or ceases to market an approved or commercial product, we will not receive any future milestone payments, royalties or transfer payments relating to that program or product under our partnership agreement with that party.

Our near‑term product revenue growth heavily relies on the success of the Twirla contraceptive patch.

The near‑term growth of our product revenues heavily relies on Agile’s product candidate, the Twirla® contraceptive patch, also referred to as AG200‑15, reaching the market in calendar 2017. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for Twirla, has conducted Phase 3 clinical studies and filed an NDA with the FDA for Twirla in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. Accordingly, Agile is conducting an additional Phase 3 clinical trial, which it expects will not be completed before the second half of 2016. We cannot assure you that Agile will be able to complete this additional Phase 3 trial or complete it in a timely manner, if at all, or ultimately obtain regulatory approval for the Twirla product. If Agile fails to achieve any of these critical activities, or experiences significant delays in doing so, our near‑term growth prospects would be limited, and would create uncertainty around the value and usefulness of our Twirla manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the Twirla contraceptive patch in collaboration with Agile. The success of the Twirla product is a key component of our business growth over the next few years and we have projected we will receive revenues from manufacture of this product beginning in calendar 2017. The Twirla product requires a process step that has been incorporated into the commercial production line, which involves the laser‑etching of label information on each patch. In addition to requiring an additional Phase 3 clinical study, the FDA has requested information relating to this laser‑etching process to demonstrate that it does not adversely affect the performance of the patch, which we have provided in response to this request. If this product is not approved and launched by calendar 2017, or at all, or is launched in smaller quantities, we will not realize our anticipated revenue growth in that time period. In addition, one of our three buildings in our manufacturing facility in Grand Rapids, Michigan has been built out for the anticipated commercial production of Twirla. Although some of the equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If Twirla is not approved, our business and financial prospects will be significantly harmed.

We are dependent on numerous third parties in our supply chain for the commercial supply of our products, and if we fail to maintain our supply relationships with these third parties, develop new relationships with other third parties or suffer disruptions in supply, we may be unable to continue to commercialize our products or to develop our product candidates.

We rely on a number of third parties for the supply of active ingredients and other raw materials for our products and the clinical supply of our product candidates. Our ability to commercially supply our products and to develop our product candidates depends, in part, on our ability to obtain successfully the active pharmaceutical ingredients used in the products, in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to commercialize our products, or develop any other product candidates or our MicroCor systems.

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

If our third‑party suppliers fail to deliver the required commercial quantities of sub‑components and starting materials, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued commercialization of our products and the development of our product candidates would be impeded, delayed, limited or prevented, which could harm our business, results of operations, financial condition and prospects.

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

Many pharmaceutical companies are developing transdermal drug delivery systems, including 3M, Johnson & Johnson, Lohmann Therapie-Systeme, Mylan, Hisamitsu, and Allergan. In the field of microneedle transdermal systems, other participants include 3M, Zosano, Theraject, Fujifilm and several academic institutions. Several of these competitors may also partner with larger pharmaceutical companies, which could provide them with significantly increased resources to develop and market their products.

We also face competition from third parties in obtaining allotments of fentanyl and other controlled substances under applicable annual quotas of the DEA, recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients in clinical trials, and in identifying and acquiring or in‑licensing new products and product candidates.

Our competitors may develop products that are more effective, better tolerated, subject to fewer or less severe side effects, more useful, more widely prescribed or accepted, or less costly than ours. For each product we commercialize, sales and marketing efficiency are likely to be significant competitive factors. We do not have internal sales or marketing departments, and there can be no assurance that we can develop or contract out these capabilities in a manner that will be cost‑efficient and competitive with the sales and marketing efforts of our competitors, especially because some or all of those competitors could expend greater economic resources than we do and/or employ third‑party sales and marketing channels. Such competition can lead to reduced market share for our products and contribute to downward pressure in our pricing, which could harm our business, results of operations, financial condition and prospects.

Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates.

Our Fentanyl TDS and Clonidine TDS products, as well as several of our product candidates, compete within the pharmaceutical industry, and particularly within the generic pharmaceutical industry. There are a limited number of companies with sufficient scale and commercial reach to effectively market these products. Recent trends in this industry are toward additional market consolidation, further concentrating financial, technical and market strength and increasing competitive pressure in the industry.  For example, Teva is currently in the process of acquiring the generic business of Allergan (formerly Actavis). Since our Clonidine TDS is marketed by Teva, if this transaction is consummated, it is possible that the FTC could require that Teva divest this product as part of the transaction. The acquiring party of the product following such a divestiture may have less market power than Teva, resulting in a loss of market share and reduced pricing. For other products and product candidates, increased consolidation could lead to more intense competition and pricing pressure. Any of these events could result in a substantial decrease in our revenues and harm our operating results.

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

Fentanyl TDS is an opioid pain reliever that contains fentanyl, which is a regulated “controlled substance” under the CSA, and could result in harm to patients relating to its potent effects as an opioid drug and its potential for abuse. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	the inability to commercialize our products or, if approved, our product candidates;
•	decreased demand for our products or, if approved, product candidates;
•	impairment of our business reputation;
•	product recall or withdrawal from the market;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants; and/or
•	loss of revenues.

We have obtained product liability insurance coverage separately for fentanyl and our other commercial products and clinical trials, with a $10 million per occurrence and a $20 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of our products, approval of other product candidates, or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of our products and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, results of operations, financial condition and prospects.

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

For our products that are available only by prescription, successful sales by our partners depend on the availability of adequate coverage and reimbursement from third‑party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third‑party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third‑party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If our products do not demonstrate superior efficacy profiles, they may not qualify for coverage and reimbursement. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co‑payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for our products will depend significantly on access to third‑party payors’ drug formularies, or lists of medications for which third‑party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third‑party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

Third‑party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third‑party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time‑consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets. Third‑party coverage and reimbursement for our products or any of our product candidates for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could harm our business, results of operations, financial condition and prospects.

Most of our partners depend on wholesale pharmaceutical distributors for retail distribution of our products and, if our partners lose any of their significant wholesale pharmaceutical distributors, our business could be harmed.

The majority of our partners’ pharmaceutical sales are to wholesale pharmaceutical distributors who, in turn, sell the products to pharmacies, hospitals and other customers. The loss of any of these wholesale pharmaceutical distributors’ accounts or a material reduction in their purchases could have a material adverse effect on our business, results of operations, financial condition and prospects. In addition, these wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network has undergone, and may continue to undergo, significant consolidation marked by mergers and acquisitions. As a result, a small number of large wholesale distributors control a significant share of the market. Consolidation of drug wholesalers has increased, and may continue to increase, competitive and pricing pressures on pharmaceutical products. We cannot assure you that we or our partners can manage these pricing pressures or that wholesaler purchases will not fluctuate unexpectedly from period to period.

Our results of operations may be adversely affected by demand fluctuations outside our ability to control or influence.

In general, our marketing partners are required to provide us with 12‑month rolling forecasts of their demand on a quarterly basis, and are also required to place firm purchase orders with us based on the near‑term portion of those forecasts. If wholesaler or market demand for these products is lower than forecasted, our marketing partners or their wholesaler customers may accumulate excess inventory. Additionally, our marketing partners may price our products at levels that result in lost contract sales to their wholesaler customers. If such conditions persist, our marketing partners may sharply reduce subsequent purchase orders for a sustained period of time until such excess inventory is consumed, if ever. Significant and unplanned reductions in our manufacturing orders have occurred in the past and our results of operations were harmed. If such reductions occur again in the future, our revenues will be negatively impacted, we will lose our economies of scale, and our revenues may be insufficient to fully absorb our overhead costs, which could result in larger net losses. Conversely, if our marketing partners promote significantly increased demand, we may not be able to manufacture such unplanned increases in a timely manner, especially following prolonged periods of reduced demand. As we have no control over these factors, including our marketing partners’ decisions on pricing, our purchase orders could fluctuate significantly from quarter to quarter, and the results of our operations could fluctuate accordingly.

Our MicroCor technology has not been incorporated into a therapeutic commercial product and is still at a relatively early stage of development.

Our MicroCor technology, utilizing proprietary microneedle arrays, has not been incorporated into a therapeutic commercial product and is still at a relatively early stage of development. We use this technology in several of our therapeutic candidates. Although we have conducted clinical trials for our product candidate MicroCor hPTH(1‑34), additional studies are required for this product candidate and there is no guarantee that future clinical trials will prove the technology is effective or does not have harmful side effects. Any failures or setbacks in utilizing our MicroCor technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to enter into new corporate collaborations regarding this technology, which would harm our business and financial position. As of yet, no pharmaceutical product incorporating microneedle technology has been approved by the FDA for commercial sale.

In addition, our MicroCor product candidates have been manufactured in small quantities for preclinical studies and Phase 1 and Phase 2a clinical trials. As we prepare for later stage clinical trials and potential commercialization, we are taking steps to increase the scale of production of our MicroCor product candidates. In order to conduct larger or late‑stage scale clinical trials for a MicroCor product candidate and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to increase successfully the manufacturing capacity for any of such product candidates in a timely or cost‑effective manner or at all. Significant scale‑up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which the FDA must review and approve. In addition, quality issues may arise during those scale‑up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale‑up the manufacture of any of our MicroCor product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, although we have self-funded Phase 1 and Phase 2a clinical trials for MicroCor hPTH(1‑34), we are currently evaluating whether to continue self-funding the next phase of clinical development for this product candidate or to find a partner or partners who will invest in the later stages of clinical product development. We plan to find a partner or partners to commercialize MicroCor hPTH(1-34).

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and experience, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time‑consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

The results and anticipated timelines of our clinical trials are uncertain and may not support continued development of a product candidate, which would adversely affect our prospects for future revenue growth.

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully-completed large-scale clinical trials may not result in marketable products. If any of our product candidates fail to achieve the primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may face challenges in clinical trial protocol design.

If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory body approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

Due to our reliance on third-party contract research organizations to conduct our clinical trials, we are unable to directly control the timing, conduct, expense and quality of our clinical trials, which could adversely affect our clinical data and results and related regulatory approvals.

We extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We rely on independent third-party contract research organizations (“CROs”) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. Many important aspects of the services performed for us by the CROs are out of our direct control. If there is any dispute or disruption in our relationship with our CROs, our clinical trials may be delayed. Moreover, in our regulatory submissions, we rely on the quality and validity of the clinical work performed by third-party CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected.

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

•	attract and retain sufficient numbers of talented employees;
•	manage our commercialization activities for our products and product candidates effectively and in a cost‑effective manner;
•	manage our relationship with our partners related to the commercialization of our products and product candidates;
•	manage our clinical trials effectively;
•	manage our internal manufacturing operations effectively and in a cost‑effective manner while increasing production capabilities for our current product candidates to commercial levels; and
•	manage our development efforts effectively while carrying out our contractual obligations to partners and other third parties.

In addition, historically, we have utilized and continue to utilize the services of part‑time outside consultants to perform a number of tasks for us, including tasks related to preclinical and clinical testing. Our growth strategy may also entail expanding our use of consultants to implement these and other tasks going forward. Because we rely on consultants for certain functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our use of consultants, we might be unable to implement successfully the tasks necessary to execute effectively on our planned research, development and commercialization activities and, accordingly, might not achieve our research, development and commercialization goals.

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully commercialize our products, develop our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management and scientific personnel, including our President and Chief Executive Officer, Peter Staple, our Chief Financial Officer, Robert Breuil, our Chief Technology Officer and Vice President, Research and Development, Parminder Singh and our other executive officers. The loss of the services of any of these individuals could impede, delay or prevent the continuing commercialization of our products and the development of our product candidates and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at‑will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we may provide stock options and restricted stock unit awards that vest over time. The value to employees of stock options and restricted stock unit awards that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

From time to time we may consider strategic transactions, such as acquisitions of companies, asset purchases and out‑licensing or in‑licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin‑offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non‑recurring or other charges, may increase our near and long‑term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions entail numerous potential operational and financial risks, including:

•	exposure to unknown liabilities;
•	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;
•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

•	higher‑than‑expected acquisition and integration costs;
•	write‑downs of assets or impairment charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
•	impairment of relationships with key suppliers, partners or customers of any acquired businesses due to changes in management and ownership; and
•	inability to retain key employees of any acquired businesses.

Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transaction that we do complete could harm our business, results of operations, financial condition and prospects. We have no current plan, commitment or obligation to enter into any transaction described above.

Our business involves the use of hazardous materials and we and our third‑party suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our manufacturing activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our products and product candidates and other hazardous compounds. We are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our facilities pending use and disposal and we dispose of certain materials directly through incineration. We cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our employees and others, environmental damage resulting in costly clean‑up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures we utilize for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

Our employees, partners, independent contractors, principal investigators, consultants, vendors and contract research organizations may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, partners, independent contractors, principal investigators, consultants, vendors and CROs may engage in fraudulent or other illegal activity. Misconduct by these employees could include intentional, reckless and/or negligent conduct or unauthorized activity that violates: (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have dismissed employees in the past for improper handling and theft of our product components, and although we reported their actions to all relevant authorities, any similar incidents or any other conduct that leads to an employee receiving an FDA debarment could result in a loss of business from our partners and severe reputational harm. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may be adversely affected by natural disasters or other events that disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Our corporate headquarters are located in Menlo Park, California, near major earthquake and fire zones. Our manufacturing facilities are in Grand Rapids, Michigan, where other natural disasters or similar events, like blizzards, tornadoes, fires or explosions or large‑scale accidents or power outages, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or our Grand Rapids facility, that damaged critical infrastructure, such as enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations at either location, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time.

Our business and operations would suffer in the event of failures in our internal computer systems.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, attacks by computer hackers, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs and our business operations. For example, the loss of manufacturing records or clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability or damage to our reputation, and the further commercialization and development of our products and product candidates could be delayed.

In connection with the reporting of our financial condition and results of operations, we are required to make estimates and judgments which involve uncertainties, and any significant differences between our estimates and actual results could have an adverse impact on our financial position, results of operations and cash flows.

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. For example, we estimate annual market revenues based on patient prescriptions using an analysis of third‑party information and third‑party market research data. If this third‑party data underestimates or overestimates actual revenues for a given period, adjustments to revenues may be necessary in future periods. Any significant differences between our actual results and our estimates and assumptions could negatively impact our financial position, results of operations and cash flows.

Changes in accounting standards and their interpretations could adversely affect our operating results.

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and amount of revenues from sales of our approved products and any subsequently approved product candidates that are commercialized;
•	the timing, rate of progress and cost of any ongoing or future clinical trials and other product development activities for our product candidates that we may develop, in‑license or acquire;

•	the size and cost of our commercial infrastructure;
•	the timing of FDA approval of our product candidates, if at all;costs associated with marketing, manufacturing and distributing any subsequently approved product candidates;
•	costs and timing of completion of any additional outsourced commercial manufacturing supply arrangements that we may establish;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our products and our product candidates;
•	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;
•	costs associated with any product recall that could occur;
•	costs of operating as a public company;
•	the effect of competing technological and market developments;
•	our ability to acquire or in‑license products and product candidates, technologies or businesses;
•	personnel, facilities and equipment requirements; and
•	the terms and timing of any additional collaborative, licensing, co‑promotion or other arrangements that we may establish.

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

As of September 30, 2015, the amount of our total long-term debt was approximately $49.9 million, which is primarily pursuant to our term loan agreement with CRG, formerly Capital Royalty. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding payment-in-kind, or “PIK” notes), extend the maturity date to June 30, 2019, and extend the quarterly interest‑only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018. On December 4, 2014, we borrowed the remaining $10 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement.

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

During any such times when we have outstanding borrowings under the term loan agreement with CRG, we will be required to maintain certain deposits and minimum balances as well as be prohibited from engaging in significant business transactions without the prior consent of CRG, including a change of control or the acquisition by us of another company, or engaging in new business activities which are substantially different from our current business activities. These restrictions could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, under the term loan agreement with CRG, we are subject to covenants relating to our business, including, but not limited to covenants relating to the achievement of minimum annual revenues and minimum liquidity, and we also will be required to pay a prepayment penalty if we choose to repay principal prior to maturity or upon other specified events, including a change of control. In the event of a default under this arrangement, our repayment obligations may be accelerated in full. In the event that we do not have sufficient capital to repay the amounts then owed, we may be required to renegotiate such arrangements on terms less favorable to us, pursue strategic alternatives, including sale of our company or our significant assets, or to cease operations. Furthermore, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to utilize our net operating loss carryforwards, or NOLs, and research and development income tax credit carryforwards may be limited.

As of September 30, 2015, we had NOLs for federal and state income tax purposes of $103.3 million and $16.3 million, respectively. If not utilized, these NOLs will expire beginning in 2026 and 2017 for federal and state income purposes, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre‑change net operating loss carry forwards (“NOLs”), and other pre‑change tax attributes (such as research tax credits) to offset its post‑change income may be limited. We believe that, with our initial public offering (the “IPO”) and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. For example, our product revenues from Clonidine TDS in fiscal 2013 were higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for seven months during the year. Revenues returned to historic levels in fiscal 2014. Product revenues in fiscal 2015 related to Clonidine TDS declined compared to fiscal 2014, due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing.  Lower unit volumes and decreased unit pricing by Teva directly reduces our profit sharing. We expect our product revenues from Clonidine TDS during fiscal 2016 to be lower than they were during fiscal 2015, due to the continued impact of additional competition. Also, product revenues related to Fentanyl TDS declined in fiscal 2015, compared to fiscal 2014, as additional competitors entered the market in fiscal 2014, and we made corresponding reductions in our production output, which continued throughout fiscal 2015. We expect that our product revenues from Fentanyl TDS will continue to decline in fiscal 2016 as a result of the terms of the amended terms of our agreements with Par and the continued increase in competition from other generic companies. In addition, we measure compensation cost for stock‑based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•	the cost of manufacturing our products and product candidates, which may vary depending on, among other things, FDA guidelines and requirements, and the quantity of production;
•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the level of demand for our product candidates, should they receive approval, which may vary significantly;
•	future accounting pronouncements or changes in our accounting policies; and
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

Even after we achieve U.S. regulatory approval for a product, or after we or our partners commercialize an FDA‑regulated product that does not require premarket approval (such as our consumer teeth whitening products), we will be subject to continued regulatory review and compliance obligations. For example, with respect to our drug products, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A drug product’s approval may contain requirements for potentially costly post‑approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. These requirements include submissions of safety and other post‑marketing information and reports, registration, as well as continued compliance with cGMP requirements, which are regulations addressing the proper design, monitoring, and control of manufacturing processes and facilities, and with GCP and GLP requirements, which are regulations and guidelines enforced by the FDA for all of our products in clinical and pre‑clinical development, and for any clinical trials that we conduct post‑approval. To the extent that a product is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

In the case of Fentanyl TDS and any of our product candidates containing controlled substances, we will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, including the QSR requirements for medical device components of our products or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requesting that we initiate a product recall, or requiring notice to physicians, withdrawal of the product from the market or suspension of manufacturing.

Since 2010, the FDA has inspected our facility several times and issued Forms 483 with its observations. The FDA has closed out each of these inspections and issued an Establishment Inspection Report in each case.

If we, our products or product candidates or the manufacturing facilities for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose restrictions on the marketing or manufacturing of the product, suspend or withdraw product approvals or revoke necessary licenses;
•	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;
•	commence criminal investigations and prosecutions;
•	impose injunctions, suspensions or revocations of necessary approvals or other licenses;
•	impose fines or other civil or criminal penalties;
•	suspend any ongoing clinical trials;
•	deny or reduce quota allotments for the raw material for commercial production of our controlled substance products;
•	delay or refuse to approve pending applications or supplements to approved applications filed by us;
•	refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; and/or
•	seize or detain products or require us to initiate a product recall.

In addition, our or our partners’ product labeling, advertising and promotion are subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription drug products. In particular, a drug product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling, although the FDA does not regulate the prescribing practices of physicians. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

The FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post‑approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to manufacture or market our products, which would adversely affect our ability to generate revenues and achieve or maintain profitability.

Some of our products or product candidates contain controlled substances, the making, use, sale, importation and distribution of which are subject to regulation by state, federal and foreign law enforcement and other regulatory agencies.

Fentanyl TDS and certain of our other drug product candidates contain active ingredients which are classified as controlled substances, which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation, exportation and distribution. Controlled substances are regulated under the CSA, and the regulations of the DEA. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Fentanyl TDS is regulated by the DEA as a Schedule II controlled substance.

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

Our long‑term growth will be limited unless we successfully develop a pipeline of additional product candidates. We do not have internal new drug discovery capabilities, and our primary focus is on developing improved transdermal drug delivery systems by reformulating FDA approved drugs using our proprietary technologies.

Our near‑term growth is dependent on the ability of our partner Agile to gain FDA approval of the Twirla transdermal contraceptive patch and to bring this product to market. Our collaboration partner Agile has conducted Phase 3 clinical studies and filed an NDA with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter in February 2013 identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. In addition, in light of Mylan’s introduction of a generic version of the Ortho Evra contraceptive patch in April 2014, the Twirla product may face additional competition, assuming it is approved and commercialized. We cannot assure you that Agile will be able to obtain regulatory approval for the Twirla product, or successfully commercialize the product, which would limit our near‑term growth prospects, and would create uncertainty around the value and usefulness of our Twirla manufacturing facility and equipment.

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
•

the FDA may not find the data from pre‑clinical studies and clinical trials sufficient to support approval, or the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

•	the FDA may disagree with our or our partners’ interpretation of data from pre‑clinical studies or clinical trials;
•	the data collected from clinical trials may not be sufficient to support the submission of an NDA or ANDA;
•	the FDA may require additional pre‑clinical studies or clinical trials;
•	the FDA may not approve of our manufacturing processes and facilities; or
•	the FDA may change its approval policies or adopt new regulations.

Any of our product candidates may fail to achieve their specified endpoints in clinical trials. Furthermore, product candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with the design of clinical trials and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we or our partners request, or may grant approval contingent on the performance of costly post‑approval clinical trials. In addition, the FDA may not approve the labeling claims that we or our partners believe are necessary or desirable for the successful commercialization of our product candidates.

If we are unable to expand our pipeline and obtain regulatory approval for our product candidates on the timelines we anticipate, we will not be able to execute our business strategy effectively and our ability to substantially grow our revenues will be limited, which would harm our long‑term business, results of operations, financial condition and prospects.

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

Clinical drug development for our product candidates is very expensive, time‑consuming and difficult to design and implement. Our product candidates are in varying stages of development ranging from pre‑clinical feasibility studies to registration. We estimate that clinical trials for these product candidates, if and when initiated, will continue for several years and may take significantly longer than expected to complete. In addition, we, our partners, the FDA, an IRB or other regulatory authorities, including state and local agencies, may suspend, delay or terminate our clinical trials at any time, for various reasons, including:

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

•	changes in applicable regulatory policies and regulations;
•	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective CROs and clinical trial sites;
•	uncertainty regarding proper dosing;
•	unfavorable results from ongoing clinical trials and preclinical studies;
•	failure of our CROs or other third‑party contractors to comply with contractual and regulatory requirements or to perform their services in a timely or acceptable manner;
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

We have in the past relied and expect to continue to rely on third‑party CROs to conduct and oversee our clinical trials. For example, we contracted with a CRO in Australia to conduct the Phase 1 and Phase 2a clinical trials for our MicroCor hPTH(1‑34) and the Phase 1 clinical trials for our Corplex Donepezil and Memantine products.

We also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s good clinical practice regulations and state regulations governing the handling, storage, security and recordkeeping for controlled substances. These CROs and third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical and preclinical studies, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authority may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP requirements. In addition, our clinical trials must generally be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our CROs or clinical trial sites terminate their involvement in one of our clinical trials for any reason, we may not be able to enter into arrangements with alternative CROs or clinical trial sites, or do so on commercially reasonable terms. In addition, if our relationship with clinical trial sites is terminated, we may experience the loss of follow‑up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.

We have conducted and may in the future conduct clinical trials for our products or product candidates outside the United States and the FDA may not accept data from such trials.

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States. For example, our CRO conducted the Phase 1 and Phase 2a clinical trials for our MicroCor hPTH(1‑34) and is currently conducting the Phase 1 trial for or Corplex Donepezil and Memantine products in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the study through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data is considered valid without the need for an on‑site inspection by FDA or, if FDA considers such an inspection to be necessary, FDA is able to validate the data through an on‑site inspection or other appropriate means. In addition, such studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time‑consuming and delay aspects of our business plan, including the development and commercial launch of any product candidates impacted by such a decision by the FDA.

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

We and our collaboration partners are developing several proprietary product candidates, for which we and our partners intend to seek FDA approval through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch‑Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we or our partners would need to generate in order to obtain FDA approval. If the FDA does not allow us or our partners to pursue the Section 505(b)(2) regulatory pathway as anticipated, we or our partners may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we or our partners are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we or our partners submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our 505(b)(2) NDAs or our partners’ 505(b)(2) NDAs for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we or our partners are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post‑marketing testing and surveillance to monitor the safety or efficacy of the products.

The FDA or foreign regulatory agencies may not allow us to use a bioequivalent regulatory strategy for our Alzheimer’s product candidates, Corplex Donepezil and Memantine.

There is no clear FDA guidance on whether bioequivalence studies can be relied on for approval of a transdermal formulation under the Section 505(b)(2) regulatory pathway where the RLD is an oral dosage form. It is possible that for drugs with a long half-life such as donepezil and memantine, as opposed to drugs with a short half-life, the plasma profile of the drug in the bloodstream for transdermal delivery will closely match the plasma profile seen with oral administration.  For this reason, a bioequivalence regulatory strategy for approval of these products via the 505(b)(2) pathway may be possible.  If the FDA agrees with this approach, it could enable a direct transition from a pilot pharmacokinetic study to a single pivotal bioequivalence study, saving expense and time. If the FDA does not accept this approach, the result would be a longer, more expensive clinical development timeline to submission for both Donepezil TDS and Memantine TDS.

The products that we make and develop may cause undesirable side effects or have other unexpected properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in post‑approval regulatory action.

Undesirable side effects caused by product candidates could cause us, or partners, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us, or our partners, to cease further development of or deny approval of product candidates for any or all targeted indications. The drug‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

The labeling for our Fentanyl TDS product, which is common to all fentanyl transdermal products, includes warnings of serious adverse events relating to abuse potential, respiratory depression and death, and risks relating to accidental exposure, drug interactions and exposure to heat.

Agile has conducted two Phase 3 clinical studies of the Twirla product. The safety population in these studies included patients who received at least one dose of either Twirla or a combination oral contraceptive. In the combined safety population of Agile’s Phase 3 trials, there were a total of 22 serious treatment emergent adverse effects, of which 16 were from the Twirla group, three (0.2%) of which were considered to be possibly related to the study drug, consisting of drug overdose with Benadryl, uncontrollable nausea and vomiting, and left subclavian deep vein thrombosis. Agile believes that Twirla will have a label consistent with all marketed hormonal contraceptive products, which include class labeling that warns of risks of certain serious conditions, including venous and arterial blood clot events, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension. Regulatory authorities may require the inclusion of additional statements in the Twirla label, which may include a “black box” warning or contraindication. Based on guidance received from the FDA following the first two Phase 3 clinical trials, Agile is conducting an additional confirmatory Phase 3 clinical trial, and intends to submit the results of this additional trial to the FDA when complete.

Additionally, if we or others identify undesirable side effects, or other previously unknown problems, caused by our products, other products with the same or related active ingredients, or our or our partners’ product candidates, after obtaining U.S. regulatory approval, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;
•	regulatory authorities may require a recall of the product or we or our partners may voluntarily recall a product;
•	regulatory authorities may require the addition of warnings in the product label or narrowing of the indication in the product label;
•	we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•	we may be required to change the way the product is administered or modify the product in some other way;
•	the FDA may require additional clinical trials or costly post‑marketing testing and surveillance to monitor the safety or efficacy of the product;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of the above events resulting from undesirable side effects or other previously unknown problems could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our products.

Healthcare reform measures could hinder or prevent the commercial success of our products and product candidates.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability and the future revenues and profitability of our partners. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to certain individuals enrolled in Medicaid managed care organizations, (ii) established annual fees on manufacturers of certain branded prescription drugs and (iii) enacted a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third‑party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we or our partners conduct our business. The laws and regulations that may affect our ability to operate include, without limitation:

•

the federal Anti‑Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, all of which govern the conduct of certain electronic healthcare transactions and protect the security and privacy of protected health information; and

•

state law equivalents of each of the above federal laws, such as anti‑kickback and false claims laws which may apply to items or services reimbursed by any third‑party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the Federal Anti‑Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Risks Related to Our Intellectual Property

We may not be able to obtain and enforce patent rights or other intellectual property rights that cover our drug delivery systems, products, product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

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

Our patent portfolio related to our transdermal drug delivery systems and technologies includes patents and patent applications in the United States and foreign jurisdictions where we believe there is a significant market opportunity for our products. The covered technology and the scope of coverage vary from country to country. For those countries where we do not have granted patents, we may not have any ability to prevent the unauthorized use of our technologies. Any patents that we may obtain may be narrow in scope and thus easily circumvented by competitors. Further, in countries where we do not have granted patents, third parties may be able to make, use, or sell products identical to, or substantially similar to our products or product candidates.

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

Our MicroCor technology is new even though patents relating to microneedle technology were first filed in the 1990s. Although we believe that the MicroCor technology includes certain inventions that are unique and not duplicative of any prior art and we have one issued patent covering our more recent developments in this technology, there can be no assurance that we will be successful in obtaining issued patents from the pending patent applications related to our MicroCor technology.

The laws of some foreign jurisdictions do not provide intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property in foreign jurisdictions, our business prospects could be substantially harmed. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third‑party patents.

The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	the patents of others may have an adverse effect on our business;
•	any patents we obtain or our licensors’ issued patents may not encompass commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;
•	any patents we obtain or our in‑licensed issued patents may not be valid or enforceable; or
•	we may not develop additional proprietary technologies that are patentable.

If we or our licensors fail to prosecute, maintain and enforce patent protection for our drug delivery technologies, products or product candidates, our ability to develop and commercialize our technologies, products or product candidates could be adversely affected and we might not be able to prevent competitors from making, using and selling competing technologies or products. This failure to properly protect the intellectual property rights relating to our technologies, products or product candidates could have a material adverse effect on our business, financial condition and results of operations. Moreover, our competitors may independently develop equivalent knowledge, methods and know‑how. Furthermore, in connection with our license agreement with P&G, we granted to P&G a broad exclusive license for certain fields of use, excluding prescription drug products and foot care and wound care products, to our Corplex technology and related know‑how. P&G may sublicense its rights under that license, including to another manufacturer, at any time, and we do not have any assurance that they will continue to use us as their development partner and manufacturer in the future.

Proprietary trade secrets and unpatented know‑how are also very important to our business. Although we have taken steps to protect our trade secrets and unpatented know‑how by entering into confidentiality agreements with third parties, and proprietary information and invention agreements with certain employees, consultants and advisors, third parties may still obtain this information or we may be unable to protect our rights. We also have limited control over the protection of trade secrets used by our licensees, partners and suppliers. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and unpatented know‑how will not otherwise become known or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use. Enforcing a claim that a third party illegally obtained and is using our trade secrets or unpatented know‑how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secret information.

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

In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our products, product candidates or proprietary technologies. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in‑licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering our products, product candidates or technology similar to ours. Any such patent application may have priority over our own and in‑licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed an U.S. patent application on inventions similar to those owned or in‑licensed to us, we or, in the case of in‑licensed technology, the licensor may have to participate, in the United States, in an interference proceeding to determine priority of invention.

A substantial portion of our partners’ products and product candidates are generic versions of pre‑existing brand name drugs and we may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our partners’ products and/or product candidates and/or proprietary technologies infringe their intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch‑Waxman Act. These lawsuits could claim that there are existing patent rights for such drug and this type of litigation can be costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. In addition to facing litigation risks directly, we have agreed to indemnify several of our partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost‑sharing agreements with some of our partners that could require us to pay some of the costs of patent litigation brought against those partners whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost‑sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries generally. To date, no litigation asserting infringement claims has ever been brought against us. If a third party claims that we or our partners infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•	infringement and other intellectual property claims which, regardless of merit, may be expensive and time‑consuming to litigate and may divert our management’s attention from our core business;
•

substantial damages for infringement, which we may have to pay if a court decides that the product or technology at issue infringes or violates the third party’s rights, and if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from selling or licensing the product or using the technology unless the third party licenses its intellectual property rights to us, which it is not required to do;
•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and/or grant cross‑licenses to intellectual property rights for our products or technologies; and
•	redesigning our products or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Risks Relating to Ownership of our Common Stock

Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.

Essex Woodlands Health Venture Fund VII, L.P., together with certain of its affiliates, which together we refer to as Essex Woodlands, collectively beneficially owns or controls approximately 42% of the voting power of our outstanding common stock. In addition, Ron Eastman, a Managing Director of Essex Woodlands, is a member of our board of directors. As a result of its ability to control a significant percentage of the voting power of our outstanding common stock, Essex Woodlands may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Essex Woodlands may have interests that are different from those of other stockholders. Moreover, this concentration of share ownership makes it difficult for other stockholders to replace directors and management without the consent of Essex Woodlands. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in a company with a single stockholder with this level of control.

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

•	price and volume fluctuations in the overall stock market;
•	changes in operating performance and stock market valuations of other pharmaceutical companies;
•	market conditions or trends in our industry or the economy as a whole;
•	our execution of collaboration, co‑promotion, licensing or other arrangements, and the timing of payments we may make or receive under these arrangements;
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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes‑Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement.

We are required, pursuant to Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.  However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Anti‑takeover provisions in our charter documents and Delaware law might deter acquisition bids for us that you might consider favorable.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These anti‑takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing so as to cause us to take certain corporate actions you desire.

We qualify as an “emerging growth company” as defined in the JOBS Act and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We qualify as an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including certain reduced financial statement reporting obligations, reduced disclosure obligations about our executive compensation arrangements, exemptions from the requirement that we solicit non‑binding advisory votes on executive compensation or golden parachute arrangements, and exemption from the auditor’s attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our April 2014 IPO, (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices and research and development operations are located in Menlo Park, California, in a 25,000 square foot building, which houses full product research and development capabilities, including proprietary drug delivery research in novel polymer blending and formulations; system design and engineering; prototyping and manufacturing for early clinical studies; analytical, quality assurance and quality control; nonclinical and early clinical development; and regulatory capabilities for clinical development and clinical scale manufacture. We have been in our current Menlo Park location for eight years and the term of our current Menlo Park lease has been extended to December 2020. We are also evaluating opportunities for facility expansion.

Our manufacturing facilities are located in Grand Rapids, Michigan in three buildings, comprising approximately 200,000 square feet. We manufacture all of our current commercial products at these facilities. We also perform process development, prototyping, pilot and commercial manufacturing and quality control in our labs in Grand Rapids. We are qualified for prescription transdermal, dermal, mucosal and wound care products as well as OTC products. The facility is FDA and DEA registered and ISO9001 and ISO13485 certified.

We lease two of our three existing buildings in Grand Rapids on a long-term basis. One building is dedicated to shipping and receiving, inventory and warehousing, but the space has been improved for multipurpose use. Our warehouse lease will expire in 2017. The other two buildings house all commercial manufacturing as well as administrative offices. We also own a four-acre lot across the street from the commercial manufacturing operations for planned future expansion.

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

On August 3, 2012, a wrongful death lawsuit was filed in the U.S. District Court for the Northern District of Texas, Boudreaux vs. Corium International, Inc., et al, naming Actavis Inc. and Actavis South Atlantic LLC (“Actavis”) and Corium as co‑defendants. Plaintiffs alleged a family member died in connection with the use of Fentanyl TDS manufactured by Corium and distributed and sold by Actavis. The parties settled this suit and the settlement amount was covered by our insurance policy. Effective June 1, 2015, the case was dismissed with prejudice.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Market under the symbol “CORI.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported on the Nasdaq Global Market.

	High	Low
Year Ended September 30, 2014
Third Fiscal Quarter(1)	$8.49	$6.10
Fourth Fiscal Quarter	$7.99	$5.61

Year Ended September 30, 2015
First Fiscal Quarter	$7.87	$4.30
Second Fiscal Quarter	$7.36	$5.62
Third Fiscal Quarter	$15.98	$6.27
Fourth Fiscal Quarter	$16.29	$7.84

(1)	The period reported for the third fiscal quarter of the year ended September 30, 2014 is from April 3, 2014 through June 30, 2014.

Stockholders

As of September 30, 2015, there were 50 registered stockholders of record (not including beneficial holders of stock held in street names) of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. Any further determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant. In addition, our term loan agreement with CRG restricts our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in an amendment to this Annual Report on Form 10‑K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning on April 3,

2014 (the date our common stock began trading on the Nasdaq Global Market) through September 30, 2015, assuming an initial investment of $100.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

Other than the issuances of unregistered securities disclosed in our Quarterly Report for our quarter ended June 30, 2015, there were no sales or issuances of unregistered securities during the year ended September 30, 2015.

Use of Proceeds

The registration statements on Form S‑1 (File No. 333‑194279 and File No. 333‑195002) relating to our IPO were declared effective by the SEC on April 2, 2014, and the offering commenced the following day. The offering did not terminate before all of the securities registered in the registration statements were sold. Jefferies LLC and Leerink Partners LLC acted as joint book‑running managers for the offering, and Needham & Company, LLC and FBR Capital Markets & Co. acted as co‑managers of the offering.

We registered a total of 6,500,000 shares of common stock for sale in our IPO, and we closed our IPO on April 8, 2014. On May 8, 2014 we closed the underwriters’ option to purchase additional shares, which was exercised in part, and we sold 374,997 shares of our common stock. All sales were at our IPO price of $8.00 per share, for an aggregate gross offering price of $55.0 million. Net proceeds from the offering were approximately $48.5 million, after deducting underwriting discounts and commissions of approximately $3.8 million and other offering‑related expenses of approximately $2.7 million.

The principal purpose of our IPO was to create a public market for our common stock. We continue to intend to use the net proceeds from our IPO primarily for the advancement of our enabling technologies, the development of our proprietary product candidates, and the scale-up of production capability for these product candidates.

Since our IPO, and through September 30, 2015, we have used approximately $42.5 million of our net proceeds from the IPO, of which $21.7 million was invested in the development of our proprietary products and $5.2 million was used for the repurchase of shares of common stock from our founders pursuant to the recapitalization transaction described in the Company’s registration statement on Form S-1 relating to our IPO, which was declared effective by the SEC on April 2, 2014, and the Company’s Annual Report on Form 10K, which was filed with the SEC on December 15, 2014.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected statement of operations data for the fiscal years ended September 30, 2015, 2014, 2013 and 2012 and the balance sheet data as of September 30, 2015, 2014, 2013 and 2012 are derived from our audited financial statements and related notes included elsewhere in this prospectus. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended September 30,
	2015	2014	2013	2012
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Product revenues	$26,514	$32,202	$38,704	$35,716
Contract research and development revenues	12,721	9,026	10,750	6,838
Other revenues	1,686	1,212	816	306
Total revenues	40,921	42,440	50,270	42,860
Costs and operating expenses:
Cost of product revenues	17,608	20,204	24,828	24,360
Cost of contract research and development revenues	16,064	15,391	11,856	10,244
Research and development expenses	16,454	7,365	5,496	3,966
General and administrative expenses	11,185	9,095	6,525	4,645
Amortization of intangible assets	622	547	541	512
(Gain) / loss on disposal and sale and leaseback of equipment	12	(112)	(177)	(57)
Total costs and operating expenses	61,945	52,490	49,069	43,670
Income (loss) from operations	(21,024)	(10,050)	1,201	(810)
Interest income	23	7	9	4
Interest expense	(7,446)	(6,961)	(7,705)	(5,247)
Change in fair value of preferred stock warrant liability	—	(274)	(14)	21
Change in fair value of subordinated note embedded derivative liability	—	7,367	(7,367)	—
Other income	—	—	—	582
Loss before income taxes	(28,447)	(9,911)	(13,876)	(5,450)
Income tax benefit (expense)	(3)	(1)	(1)	7
Net loss	$(28,450)	$(9,912)	$(13,877)	$(5,443)
Net loss attributable to common stockholders, basic and diluted(1)	$(28,450)	$(9,912)	$(13,877)	$(5,443)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(1.52)	$(0.99)	$(6.24)	$(2.47)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted(1)	18,709,292	10,043,640	2,222,981	2,200,727

(1)

See Note 16 to our annual audited financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the weighted average number of shares used in the computation of the per share amounts.

	As of September 30,
	2015	2014	2013	2012

Balance Sheet Data:
Cash and cash equivalents	$72,218	$36,395	$13,581	$12,245
Working capital	71,946	37,370	8,594	11,102
Total assets	100,744	65,744	44,022	37,202
Preferred stock warrant liability	—	—	560	546
Subordinated note embedded derivative liability	—	—	7,367	—
Deferred contract revenues, current and long-term portions	3,634	3,801	5,800	5,479
Debt, current and long-term portions	49,864	38,262	63,685	54,330
Recall liability, current and long-term portions	2,989	3,710	4,832	5,000
Convertible preferred stock	—	—	57,261	57,261
Redeemable common stock	—	—	3,224	3,224
Total stockholders’ equity (deficit)	35,322	11,800	(119,100)	(106,346)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the section titled “Selected Financial Data” and (2) the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2015 included elsewhere in this Annual Report on Form 10‑K. This Annual Report on Form 10‑K contains “forward‑looking statements” within the meaning of Section 21E of the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions or variations. Such forward‑looking statements may include, but are not limited to, our plans and strategy for our business, and are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward‑looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part I, Item 1A of this Form 10‑K and in our other SEC filings. We disclaim any obligation to update any forward‑looking statements to reflect events or circumstances after the date of such statements. Our fiscal year ends September 30. Throughout this discussion and analysis, references to “fiscal”, “fiscal year” or “fiscal years” refer to years ended September 30.

Company Overview

We are a commercial stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience in transdermal and transmucosal delivery systems. Together with our partners, we have successfully developed seven marketed products in the prescription drug and consumer markets, and we are the sole commercial supplier of each of those products for our marketing partners. We use our novel transdermal and transmucosal approaches to bring new products to markets that present significant opportunities. Our development platforms enable transdermal delivery of large molecules, or biologics, including vaccines, peptides and proteins, as well as small molecules that are otherwise difficult to deliver in a transdermal dosage form. Our pipeline includes two partnered products that are the subject of applications for approval by the FDA. In addition, we have several partner‑ and self‑funded programs at earlier stages.

We have built significant know‑how and experience in the development, scale‑up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. All of our current products are distributed, promoted and marketed by our partners. Our partners include P&G, Par, Teva, Agile, and Aequus, as well as several other multinational pharmaceutical companies. Most of these entities have substantially greater financial and operating resources than we do, including global operations. We have never had, nor do we currently have, our own sales force or marketing capabilities. We do not control the market prices that our marketing partners set for our products and, consequently, we do not control the market shares or rates of adoption for our current products.

Our partnership with Teva began in 2004, with Teva’s predecessor, Barr Laboratories. Together with Barr, we developed Clonidine TDS, which Teva commercially launched in 2010. Teva currently sells Clonidine TDS throughout North America. Our total revenues from Teva were $12.4 million, $13.6 million and $16.7 million in fiscal 2015, 2014 and 2013.

Our partnership with Par is the result of an FTC‑mandated divestiture of Fentanyl TDS from Actavis, Inc. in connection with the merger of Actavis with Watson Pharmaceuticals. We began the development of Fentanyl TDS with Abrika LLLP in May 2002, and Abrika was subsequently acquired by Actavis in 2007. Actavis commercially launched Fentanyl TDS in 2007. Par currently sells Fentanyl TDS throughout the United States. Our total revenues from Par were $9.6 million, $13.0 million and $16.6 million in fiscal 2015, 2014 and 2013, respectively.

Our partnership with P&G began in 2005 with the development of various products under the Crest Whitestrips label, which P&G commercially launched in 2009. P&G currently sells Crest Whitestrips in North America and internationally. Our total revenues from P&G were $11.6 million, $11.7 million and $11.8 million in fiscal 2015, 2014 and 2013.

The following table identifies: (1) products we have developed that are marketed by our partners, (2) products we have developed with our partners that are in clinical trials and that our partners have permitted us to disclose, (3) products in our proprietary pipeline, and (4) products currently awaiting FDA approval.

Partner	Product/Candidate	Application	Status
Teva	Clonidine TDS	Hypertension	Marketed
Par	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	Phase 3
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a Completed
Self-funded	Donepezil TDS	Alzheimer's	Phase 1
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Aequus	Aripiprazole TDS	Neurological Disorders	Entering Phase 1
Self-funded	Ropinirole TDS	Parkinson's	Preclinical
Self-funded	MicroCor Fentanyl	Breakthrough Pain	Feasibility
Self-funded	MicroCor Zolmitriptan	Migraine	Feasibility
Teva	ANDA	Motion Sickness	ANDA Filed

In addition to commercialized products, we have a number of products in late stages of development. The most advanced clinical stage product in our pipeline is Twirla, also referred to as AG200-15, which is in Phase 3 development by our partner Agile. Twirla is a combination hormonal contraceptive patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low‑dose oral contraceptives, through the skin in an easy‑to‑use format over seven days. Agile has filed an NDA for approval of this product by the FDA, which is required before marketing a new drug in the United States. The FDA has indicated that Agile’s NDA was not sufficient for approval as originally submitted. Agile is conducting a confirmatory Phase 3 clinical trial based on this guidance, and intends to submit the results of the additional Phase 3 clinical trial to the FDA.

We are developing several additional products utilizing our proprietary technologies that we advanced into human clinical trials during calendar 2015. In February 2015, we commenced Phase 2a trials for MicroCor hPTH(1-34), which utilizes our MicroCor technology to deliver parathyroid hormone, a peptide for treating osteoporosis that is currently available only in an injectable form that requires refrigeration. The interim, topline results of that successful study were reported in July 2015. Our programs in Alzheimer’s and Parkinson’s diseases have advanced into in vivo pharmacokinetic testing. We are actively pursuing two product candidates for the transdermal treatment of Alzheimer’s disease, incorporating donepezil and memantine, two of the drugs already approved by the FDA for the treatment of Alzheimer’s disease. The donepezil and memantine candidates entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015. Additionally, we are pursuing a program for the transdermal treatment of Parkinson’s disease, also incorporating a drug already approved by the FDA, ropinirole, and this product candidate will be ready to advance into human clinical trials in the next calendar year. We have decided to reallocate capital from our Tamsulosin TDS development program for benign prostatic hyperplasia to our Alzheimer’s and Parkinson’s disease programs, with any further investment in Tamsulosin to be dependent on potential partnering activities.

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological disorders. The initial project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of conditions, including Schizophrenia, Major Depressive Disorder, Bipolar 1 Disorder and irritability associated with Autistic Disorder in pediatric patients. Aequus initiated a Phase 1 clinical trial for this product in the fourth calendar quarter of 2015. We also have ongoing feasibility agreements with several pharmaceutical and biotechnology companies involving our MicroCor technology, and are currently in active discussions with other parties for additional feasibility projects.

2015 Public Offering

In August 2015, we sold 4,000,000 shares of our common stock in a follow-on public offering at a price of $13.00 per share (the “2015 Public Offering”). We received net cash proceeds of $48.6 million from our 2015 Public Offering, after deducting underwriting discounts and commissions and offering‑related expenses paid by us.

Components of Statements of Operations

Revenues

	Year Ended September 30,
(In thousands, except percentages)	2015	2014	2013
Product Revenues:
Teva	$6,776	$10,767	$13,158
Par	9,134	11,721	15,640
P&G	10,604	9,714	9,831
Other	—	—	75
Total Product Revenues	26,514	32,202	38,704
Contract Research and Development Revenues:
Teva	5,604	2,783	3,526
Par	241	1,014	674
P&G	543	2,005	1,951
Agile	2,278	1,016	4,344
Aequus	687	86	—
Co-development products	2,474	1,475	62
Other	894	647	193
Total Contract Research and Development Revenues	12,721	9,026	10,750
Other Revenues	1,686	1,212	816
Total Revenues	$40,921	$42,440	$50,270
Dollar Change—Total Revenues	$(1,519)	$(7,830)
Percentage Change—Total Revenues	(4)%	(16)%
Percentage of Revenues:
Product Revenues	65%	76%	77%
Contract research and development revenues	31%	21%	21%
Other Revenues	4%	3%	2%
Total Revenues	100%	100%	100%

During fiscal 2015, 2014 and 2013, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues—Product revenues consist of product sales to our partners, royalties and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues in fiscal 2015 and 2014, and made up the majority of our product revenues in fiscal 2013.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products manufactured and shipped to Teva, along with profit sharing from the net profits earned by Teva on the product. For fiscal 2015, product revenues related to Clonidine TDS declined compared to fiscal 2014, due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing. Lower unit volumes and decreased unit pricing by Teva directly reduces our profit sharing. We expect our product revenues from Clonidine TDS during fiscal 2016 to be lower than they were during fiscal 2015,  due to the continued impact of additional competition.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products manufactured and shipped to Par, along with a royalty on Par’s net sales of the product. Product revenues related to Fentanyl TDS declined in fiscal 2015, compared to fiscal 2014, as additional competitors entered the market in fiscal 2014, and we made corresponding reductions in our production output, which continued throughout fiscal 2015.  Additionally, we recognized $1.8 million in non‑cash product revenues related to Fentanyl TDS in fiscal 2014, which had previously been deferred since 2007. The one-time recognition of this revenue was related to the expiration of a contractual liability in fiscal 2014.

On June 26, 2015, we amended our agreements with Par to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of Par’s exclusive rights to products other than the fentanyl reservoir patch currently being manufactured by us for Par, which is an AB-rated generic equivalent to DURAGESIC®. The amended terms also include the elimination of the royalty obligations and establish mutually agreeable transfer pricing. We expect that our product revenues from Fentanyl TDS will continue to decline in fiscal 2016 as a result of the terms of this amendment and the continued increase in competition from other generic companies.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues from these products increased in fiscal 2015 compared to fiscal 2014 due to increased demand for the existing products and the introduction of a new product in fiscal 2015. We expect product sales from P&G to increase in fiscal 2016 as demand for current products continues to increase and as new products may be launched.

Contract Research and Development Revenues—We also generate revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Our contract research and development revenues in fiscal 2015, 2014, and 2013 were primarily derived from our development activities of: new drug products for Teva, one of which is currently in the late stages of development; our co-development arrangements for new drug products; and our development activities related to Twirla. We believe contract research and development revenues will grow as we continue to advance our existing partner‑funded and co‑funded programs into later and more complex stages of development, and as we add new product programs with new and existing partners. Contract research and development revenues for each program will, however, generally decrease as each product nears regulatory approval.

Other Revenues—Other revenues in fiscal 2015, 2014 and 2013 consist primarily of income derived from certain aspects of our arrangements with our partners, whereby a portion of the revenues received under these agreements is treated for accounting purposes as rental income from embedded leases associated with these relationships and from license revenue earned primarily from our agreement with P&G, whereby we receive milestone payments upon commercial launch of each new product developed by us using our intellectual property. Other revenues have not been, and are not expected to be, a significant portion of our revenues.

Cost of Product Revenues

The primary components of our cost of product revenues are materials, personnel costs, depreciation, facilities costs, and other overhead costs associated with the manufacturing of our products. Our manufacturing overhead costs are significant, and are currently allocated among our products at rates consistent with current unit production volumes. As the number of units we manufacture increases, our overhead costs should increase less rapidly due to economies of scale, resulting in lower per unit costs associated with these higher unit production volumes. Conversely, if total production unit volumes decrease, which was the case in fiscal 2015 and is expected to be the case in fiscal 2016, the cost of product revenues, measured as a percentage of product revenues, may increase as we lose economies of scale, unless offset by other savings.

Cost of Contract Research and Development Revenues

We incur expenses related to our contract research and development revenues from our partner‑funded and co‑funded product development agreements. These expenses consist primarily of personnel costs, materials, supplies, and overhead costs. We expense all contract research and development costs in the period in which they are incurred, including costs to be subsequently reimbursed under development contracts. Our costs of contract research and development revenues will fluctuate depending on the timing and stage of our various partner arrangements. In certain cases, contract research and development costs exceed contract research and development revenues, either due to timing differences between expenses and revenues, or due to the nature of the underlying contracts. We enter into certain research and development arrangements that we do not expect to be profitable because we expect the long‑term benefits of those arrangements to outweigh the short‑term costs. Furthermore, we have entered, and expect to continue to enter, into other research and development arrangements in which we will be sharing the costs of development (co‑development) with our partners, resulting in our costs significantly exceeding our revenues on such projects.

Research and Development Expenses

Research and development expenses include costs incurred to develop our proprietary products using our transdermal drug delivery technologies. These costs consist of personnel costs, materials and supplies, overhead and facility costs, pre‑clinical and non‑clinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in future periods as we continue to invest in research and development activities related to clinical development of our proprietary pipeline, including our products targeting the treatment of osteoporosis, Alzheimer’s and Parkinson’s diseases, as well as other future development programs.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including stock‑based compensation, for employees in our administration, finance, business development, human resources and information technology functions. Other expenses primarily include professional fees for accounting and legal services, and costs of consultants and other outside services. We expect that our general and administrative expenses will increase with growth in our revenues and the continued development of our product pipeline.

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents balances.

Interest Expense

Interest expense primarily consists of the interest charges associated with our long-term debt and our capital lease obligations. Our interest expense is paid periodically in cash, except when an allowable portion of the interest due is converted at our election into PIK notes. For further discussion see “—Liquidity and Capital Resources—Description of Certain Indebtedness.”

Change in Fair Value of Preferred Stock Warrant Liability

Certain convertible preferred stock warrants were classified as liabilities on our balance sheets at fair value as we had determined them to be derivative instruments because they contained antidilution provisions that protected the holders from certain future equity issuances at prices below the original issue price of the underlying security. We remeasured the convertible preferred stock warrants to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive loss. We reclassified this liability to equity in connection with our IPO because the anti-dilution provisions of these warrants were eliminated when the underlying warrants were converted into common stock warrants.

Change in Fair Value of Subordinated Note Embedded Derivative Liability

Our subordinated note contained a provision that provided for the payment of an additional 100% principal payment to the holder upon a sale of our company or substantially all of our assets. This provision was considered an embedded derivative, which was remeasured to fair value at each balance sheet date with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive loss. In connection with our IPO, the subordinated note was converted into common stock, and, as a result, this embedded derivative was determined to no longer have any value and was eliminated through a credit to earnings.

Results of Operations

Comparison of Fiscal 2015 and 2014

	Year Ended
	September 30,		Change
(In thousands, except percentages)	2015	2014	$	%
Revenues:
Product revenues	$26,514	$32,202	$(5,688)	(18)%
Contract research and development revenues	12,721	9,026	3,695	41%
Other revenues	1,686	1,212	474	39%
Total revenues	40,921	42,440	(1,519)	(4)%
Costs and operating expenses:				0
Cost of product revenues	17,608	20,204	(2,596)	(13)%
Cost of contract research and development revenues	16,064	15,391	673	4%
Research and development expenses	16,454	7,365	9,089	123%
General and administrative expenses	11,185	9,095	2,090	23%
Amortization of intangible assets	622	547	75	14%
(Gain)/loss on disposal and sale and leaseback of equipment	12	(112)	124	(111)%
Total costs and operating expenses	61,945	52,490	9,455	18%
Loss from operations	(21,024)	(10,050)	(10,974)	109%
Interest income	23	7	16	229%
Interest expense	(7,446)	(6,961)	(485)	7%
Change in fair value of preferred stock warrant liability	—	(274)	274	nm %
Change in fair value of subordinated note embedded derivative liability	—	7,367	(7,367)	nm %
Loss before income taxes	(28,447)	(9,911)	(18,536)	187%
Income tax expense	3	1	2	200%
Net loss and comprehensive loss	$(28,450)	$(9,912)	$(18,538)	187%

Revenues

Product revenues decreased $5.7 million, or 18%, in fiscal 2015 compared to fiscal 2014 primarily as a result of a $4.0 million decrease in product revenues from Clonidine TDS due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing and indirectly reduced our profit sharing as a result. Additionally, Fentanyl TDS product revenues decreased $2.6 million, as a result of increased competition in the market and a corresponding loss of market share, and corresponding lower production volumes in fiscal 2015, an amendment to the agreements which affected product pricing, as well as the one-time recognition in fiscal 2014 of $1.8 million of non‑cash product revenues related to the expiration of a contractual liability, which had previously been deferred since 2007. These decreases were partially offset by a $0.9 million increase in product revenues from P&G, reflecting increased demand for the existing products and the introduction of a new product in fiscal 2015. Overall, the decrease in product revenues primarily reflects a decline in the volume of units produced and shipped and, in the case of Clonidine TDS, Teva’s market pricing decisions, rather than a reduction in our transfer pricing to our partners.

Contract research and development revenues increased $3.7 million, or 41%, in fiscal 2015 compared to fiscal 2014, primarily as a result of the increased number of products in development, including a $2.4 million increase in revenues related to development of a new product for an existing partner, a $1.0 million increase in revenues related to our co-development programs, a $1.3 million increase in revenues related to Twirla, and a $0.6 million increase related to a co-development program with Aequus.  These increases were partially offset by $1.5 million decrease in contract research and development revenues related to P&G development programs.

Cost of Product Revenues

Cost of product revenues decreased $2.6 million, or 13%, in fiscal 2015 compared to fiscal 2014, primarily as a result of the corresponding decrease in product revenues. The decrease resulted primarily from a $1.6 million decrease in materials costs, a $0.7 million decrease in direct and indirect overhead costs and a $0.3 million decrease in direct labor costs. While cost of product revenues decreased 13% in fiscal 2015 compared to fiscal 2014, product revenues decreased 18% over the same period.  The larger percentage decrease in revenues is the result of declining royalties and profit sharing for which there are no corresponding costs.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $0.7 million, or 4%, in fiscal 2015 compared to fiscal 2014, primarily due to a $2.1 million increase related to our partnered development programs for an existing partner, a $1.2 million increase related to the Twirla program, a $0.9 million increase related to our various MicroCor contract feasibility programs, and a $0.5 million increase for product improvements for an existing commercial product.  These increases in cost of contract research and development revenues were partially offset by a $1.7 million decrease related to P&G development programs, a $1.0 million decrease in costs associated with a partner development program that was discontinued in fiscal 2014, a $0.8 million decrease related to a late-stage product being developed for Teva, and a $0.5 million decrease in costs related to a co-development program that was terminated during fiscal 2015.

While the cost of contract research and development revenues in fiscal 2015 increased 4% from fiscal 2014, contract research and development revenues increased 41%. The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full, or, in some cases, may accelerate the recognition of revenues. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others. This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and, during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

Research and Development Expenses

Research and development expenses increased $9.1 million, or 123%, in fiscal 2015 compared to fiscal 2014 due to increased investment in our proprietary programs following our IPO.  This increase was primarily a result of a $4.7 million increase in research and development spending on the MicroCor PTH and MicroCor-related projects in fiscal 2015, as we produced clinical supplies and incurred third-party clinical trial costs related to the MicroCor PTH Phase 2a clinical study that was initiated and completed in fiscal 2015.  In addition, we increased our funding for our product development programs for Alzheimer’s and Parkinson’s diseases by $4.5 million for fiscal 2015 compared to fiscal 2014, including the advancement of several formulation candidates through pre-clinical evaluation and the commencement of the Phase 1 clinical studies of both Donepezil TDS and Memantine TDS.

General and Administrative Expenses

General and administrative expenses increased $2.1 million, or 23%, in fiscal 2015 compared to fiscal 2014, primarily due to a $0.7 million increase in legal and professional costs, a $0.6 increase in salaries and benefits related primarily to new employees, and a $0.5 million increase in stock‑based compensation expense related primarily to the issuance of new stock options to employees and directors. These increases are primarily due to fiscal 2015 being our first full year of operations as a public company.

Interest Expense

Interest expense increased $0.5 million, or 7%, in fiscal 2015 compared to fiscal 2014, primarily due to the interest expense associated with the additional $10.0 million borrowed in December 2014 under our amended term loan facility with CRG, partially offset by the elimination of interest expense associated with our convertible debt and subordinated note that were both converted into common stock in connection with our IPO, at which time interest no longer continued to accrue on these notes.

Change in Fair Value of Subordinated Note Embedded Derivative Liability

In fiscal 2014, the subordinated note embedded derivative liability was determined to no longer have any value as a result of the underlying notes converting into common stock in connection with our IPO. This resulted in a credit to change in fair value of subordinated note embedded derivative liability of $7.4 million in fiscal 2014.

Comparison of Fiscal 2014 and 2013

	Year Ended
	September 30,		Change
(In thousands, except percentages)	2014	2013	$	%
Revenues:
Product revenues	$32,202	$38,704	$(6,502)	(17)%
Contract research and development revenues	9,026	10,750	(1,724)	(16)%
Other revenues	1,212	816	396	49%
Total revenues	42,440	50,270	7,830	(16)%
Costs and operating expenses:				0
Cost of product revenues	20,204	24,828	(4,624)	(19)%
Cost of contract research and development revenues	15,391	11,856	3,535	30%
Research and development expenses	7,365	5,496	1,869	34%
General and administrative expenses	9,095	6,525	2,570	39%
Amortization of intangible assets	547	541	6	1%
Gain on disposal and sale and leaseback of equipment	(112)	(177)	65	(37)%
Total costs and operating expenses	52,490	49,069	3,421	7%
Income (loss) from operations	(10,050)	1,201	(11,251)	(937)%
Interest income	7	9	(2)	(22)%
Interest expense	(6,961)	(7,705)	744	(10)%
Change in fair value of preferred stock warrant liability	(274)	(14)	(260)	nm %
Change in fair value of subordinated note embedded derivative liability	7,367	(7,367)	14,734	nm %
Loss before income taxes	(9,911)	(13,876)	3,965	(29)%
Income tax expense	1	1	—	—%
Net loss and comprehensive loss	$(9,912)	$(13,877)	$3,965	(29)%

Revenues

Product revenues decreased $6.5 million, or 17%, in fiscal 2014 compared to fiscal 2013 primarily as a result of a $5.7 million decrease in product revenues of Fentanyl TDS, as additional competitors entered the market in fiscal 2013, resulting in lower production volumes in fiscal 2014. This decrease was partially offset by $1.8 million in one-time non‑cash product revenues in fiscal 2014 for Fentanyl TDS, which had previously been deferred since 2007. The recognition of this revenue is related to the expiration of a contractual liability, and will not have an impact on future revenues. Additionally, product revenues from Clonidine TDS decreased by $2.4 million, primarily as a result of a decline in profit sharing received from Teva, as market share declined in fiscal 2014 to levels similar to fiscal 2012. Overall, the decrease in product revenues reflected a decline in the volume of units produced and shipped rather than a reduction in our pricing.

Contract research and development revenues decreased $1.7 million, or 16%, in fiscal 2014 compared to fiscal 2013, primarily as a result of decreased reimbursements for pass‑through costs, such as materials and supplies, from third‑party vendors. The decrease was primarily the result of a $1.2 million decrease in revenues related to our motion sickness patch and a $3.3 million decrease in revenues related to Twirla, due to the stage of development of these programs. These decreases were partially offset by a $1.4 million increase in revenues associated with two co‑development programs and a $1.2 million increase related to a new product being developed for an existing partner during fiscal 2014.

Cost of Product Revenues

Cost of product revenues decreased $4.6 million, or 19%, in fiscal 2014 compared to fiscal 2013, primarily as a result of a $2.2 million decrease in materials costs, a $1.1 million decrease in direct labor and a $1.3 million decrease in overhead costs. While product revenues decreased 17% from fiscal 2013 to fiscal 2014, cost of product revenues decreased 19%, reflecting the fact that fiscal 2014 product revenues included the recognition of deferred revenue from a  prior period.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $3.5 million, or 30%, in fiscal 2014 compared to fiscal 2013, primarily due to a $3.4 million increase in personnel costs and a $1.7 million increase in third‑party development costs, partially offset by a $1.5 million decrease in materials, supplies and ancillary equipment costs. While contract research and development revenues decreased 16% from fiscal 2013 to fiscal 2014, cost of contract research and development revenues increased 30% over this same period. This increase was primarily associated with our co‑development programs, for which fiscal 2014 was the first full year of development, as well as the addition of several new programs in fiscal 2014, including several partner‑funded feasibility programs.

Research and Development Expenses

Research and development expenses increased $1.9 million, or 34%, in fiscal 2014 compared to fiscal 2013 primarily due to the continued increase in research and development activities related to our MicroCor technology of $1.0 million, along with $1.4 million of expenses associated with the new Alzheimer’s and Parkinson’s programs that we initiated in fiscal 2014. These increases were partially offset by a $0.4 million decrease in other development costs associated with new product feasibility programs in fiscal 2014 compared to fiscal 2013. The increase in research and development expenses consisted of a $1.6 million increase in third‑party development costs and a $0.3 million increase in personnel and overhead costs.

General and Administrative Expenses

General and administrative expenses increased $2.6 million, or 39%, in fiscal 2014 compared to fiscal 2013, primarily due to a $0.9 million increase in legal, professional, consulting and other outside costs, mostly associated with operating as a public company, a $0.6 million increase in stock‑based compensation expense associated with performance‑based stock option grants tied to completion of our IPO, a $0.3 million increase in incentive compensation expense, and a $0.5 million increase in salaries and benefits, as we began hiring additional personnel in preparation for becoming a public company.

Interest Expense

Interest expense decreased $0.7 million, or 10%, in fiscal 2014 compared to fiscal 2013, primarily due to the elimination of interest expense associated with our convertible notes and the subordinated note that were both converted into common stock in connection with our IPO, at which time interest no longer continued to accrue on these notes.

Change in Fair Value of Subordinated Note Embedded Derivative Liability

We recorded a change in fair value of subordinated note embedded derivative liability of $7.4 million in fiscal 2013 due to the increased probability of a qualifying transaction that would trigger payment of an additional amount equal to the outstanding principal under the subordinated note. In fiscal 2014, the subordinated note embedded derivative liability was determined to no longer have any value as a result of the underlying notes converting into common stock in connection with our IPO. This resulted in a credit to change in fair value of subordinated note embedded derivative liability of $7.4 million in fiscal 2014.

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006. For fiscal 2015, we incurred a net loss of $28.5 million and used $20.7 million of cash in operating activities. As of September 30, 2015, we had working capital of $71.9 million and stockholders’ equity of $35.3 million. Our principal sources of liquidity as of September 30, 2015 were cash and cash equivalents totaling $72.2 million. We hold our cash and cash equivalents in a variety of interest‑earning instruments, including money market accounts.

To date, we have financed our operations primarily through the private placements of convertible preferred stock, proceeds from the sale of common stock in our IPO, the sale of additional common stock in our 2015 Public Offering, and various debt and capital lease financings. From October 1, 2012 through September 30, 2015, we have received net cash proceeds of (i) $48.5 million from our IPO, (ii) $48.6 million from our 2015 Public Offering, and (iii) $17.2 million from the issuance of long-term debt.

We believe that the net proceeds from our IPO,  our 2015 Public Offering and our existing cash and cash equivalents will be sufficient to fund our operations through at least the next 12 months. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

Description of Certain Indebtedness

We have several credit facilities under which we have borrowed funds, including a term loan with CRG, capital leases for equipment purchases, and notes payable to lessors for tenant improvements to our leased facilities. As of September 30, 2015, we were in compliance with all covenants under each of these credit facilities.

Our $35.0 million term loan agreement with CRG was amended in November 2014 to increase the principal amount of the term loan to $45.0 million, excluding all then-current and future PIK notes. The amended agreement extended the interest-only period to June 30, 2018, and continues to require that cash interest be paid quarterly at a simple annual rate of 15%, while continuing to permit us to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal, including all then-outstanding PIK notes, into additional PIK notes. This PIK note option applies to all interest due on or prior to June 30, 2018. Commencing on September 30, 2018, all then-outstanding principal, including the PIK notes, must be repaid quarterly in four equal installments, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%.

As of September 30, 2015, the principal amount outstanding under the term loan agreement, including all PIK notes, was $49.4 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for a prepayment penalty if we choose to repay principal prior to maturity, or upon other specified events, including a change of control. The agreement has financial covenants, including minimum annual revenues requirement and a minimum liquidity requirement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement.  We have been in continuous compliance with these financial covenants since the inception of the loan.

Our bank line of credit expired on August 31, 2014 and was not renewed.

We also have several other credit facilities under which we have borrowed funds, including capital leases for equipment purchases, and notes payable with lessors for tenant improvements made to leased facilities. For further details, see Note 8 to our audited financial statements.

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production and development of their products. This reduces our need for financing and lowers the manufacturing cost of these products for these partners, but generally limits our ability to use this equipment for our own or other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended September 30,
	2015	2014	2013
Cash used by operating activities	$(20,715)	$(11,351)	$(982)
Cash used by investing activities	(1,738)	(3,693)	(7,939)
Cash provided by financing activities	58,276	37,858	10,257

Cash Flows from Operating Activities

Cash used by operating activities for fiscal 2015 was $20.7 million, and was primarily driven by our net loss of $28.5 million. We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $5.6 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under General and Administrative Expenses. The $2.2 million cash provided from net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

$1.7 million in cash provided by an increase in accrued expenses and other current liabilities resulting primarily from the conversion of interest payments into PIK notes and increases in expenses accrued for incentive compensation and other personnel-related costs;

•

$1.4 million in cash provided by an increase in accounts payable resulting from the higher level of research and development expenses, including clinical trial costs incurred but not paid as of September 30, 2015; and

•

$0.6 million in cash provided by a decrease in unbilled accounts receivable, primarily as a result of a decrease in royalty and profit sharing revenue related to the lower level of royalties and profit sharing for the quarter ended September 30, 2015; partially offset by:

•	a $0.7 million use of cash resulting from a decrease in the recall liability, reflecting the normal ongoing payments made on a quarterly basis to reduce this liability;
•	a $0.3 million use of cash resulting primarily from an increase in inventories to more nominal levels as of September 30, 2015, from an unusually low level of inventory at September 30, 2014;
•	a $0.3 million use of cash resulting primarily from an increase in accounts receivable, primarily related to increased partner billing at September 30, 2015 compared to September 30, 2014; and
•	a $0.2 million use of cash resulting from a decrease in deferred contract revenues as a result of the recognition of revenue related to partner upfront payments.

Cash used by operating activities for fiscal 2014 was $11.4 million and was primarily driven by our net loss of $9.9 million. Depreciation, amortization, stock-based compensation, change in fair value of subordinated debt embedded derivative liability and other non-cash expenses, totaling $1.8 million, were consistent with normal operations other than the change in fair value of the subordinated debt embedded derivative liability, as discussed above under “Change in Fair Value of Subordinated Note Embedded Derivative Liability.” The $0.4 million cash provided from net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

$2.1 million in cash provided by an increase in accrued expenses and other liabilities resulting from increases in expenses accrued for incentive compensation, other personnel-related costs and warranty liability;

•	$1.9 million in cash provided by a decrease in inventories primarily due to unusually low levels of inventory as of September 30, 2014; and
•	$0.7 million in cash provided by an increase in accounts payable resulting primarily from increased research and development activities in fiscal 2014 compared to fiscal 2013; partially offset by:
•

a  $2.0 million use of cash resulting primarily from a decrease in deferred contract revenues, driven by the $1.8 million non‑cash revenue recognized on expiration of a contractual liability on September 30, 2014, as more fully described above;

•	a $1.1 million use of cash resulting primarily from a decrease in the recall liability, reflecting the ongoing payments made on a quarterly basis to reduce this liability; and
•	a $1.0 million use of cash resulting primarily from an increase in accounts receivable driven by higher levels of billings for fiscal 2014 compared to fiscal 2013.

Cash used by operating activities for fiscal 2013 was $1.0 million and was primarily driven by our net loss of $13.9 million adjusted for certain non‑cash items, including $7.4 million related to the change in fair value of the subordinated debt embedded derivative, $1.9 million of property and equipment depreciation, $0.5 million in amortization of intangible assets, $0.5 million in amortization of the debt discount and issuance costs, and $0.3 million of stock‑based compensation, partially offset by adjustments in our working capital accounts. The increase in cash associated with our net operating assets of $2.3 million was primarily due to:

•	$1.7 million increase in non‑cash interest associated with our convertible and subordinated notes; and
•	$1.3 million increase in accrued expenses and other liabilities related primarily to additional incentive compensation expense accrued in 2013; partially offset by;
•	a $0.9 million decrease in accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities for fiscal 2015 was $1.7 million, consisting primarily of capital expenditures of $1.0 million for equipment and leasehold improvements to support operations, and expenditures of $0.8 million relating to the acquisition of patent and licensing rights.

Cash used in investing activities for fiscal 2014 was $3.7 million, consisting primarily of capital expenditures of $3.2 million for equipment to support operations and expenditures of $0.6 million relating to the acquisition of patents and licensing rights, offset by $0.1 million in cash received upon repayment of a related‑party note receivable.

Cash used in investing activities for fiscal 2013 was $7.9 million, consisting primarily of capital expenditures of $7.2 million and expenditures of $0.7 million relating to the acquisition of patents and licensing rights.

For fiscal 2016, we expect to invest approximately $5.0 million in capital equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for fiscal 2015 was $58.3 million, consisting primarily of $48.6 million in net proceeds from the issuance of common stock in our 2015 Public Offering and $10.0 million in proceeds received in December 2014 in connection with the amendment of our term loan agreement with CRG in November 2014.

Cash provided by financing activities for fiscal 2014 was $37.9 million, consisting primarily of $48.5 million in net proceeds from the issuance of common stock in our IPO and $1.3 million of drawdowns from our bank line of credit. These increases were partially offset by $5.2 million used for the repurchase of redeemable common stock from our founders, repayment of $5.2 million on our bank line of credit, $1.1 million of principal payments on our capital lease obligations, and payments of $0.5 million on our long‑term debt.

Cash provided by financing activities for fiscal 2013 was $10.3 million, consisting primarily of $7.2 million in proceeds from long-term borrowings, including $6.0 million drawn under our term loan agreement, a $2.3 million increase from proceeds under capital leases, and $5.8 million of drawdowns under our bank line of credit. These increases were partially offset by our repayment of $3.5 million under our bank line of credit, and payment of $1.4 million of principal under our long‑term debt and capital lease obligations.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period
	Less Than			More Than
Contractual Obligations:	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
Total debt obligations	$57	$12,431	$37,106	$270	$49,864
Interest on total debt obligations	7,665	16,105	3,162	26	26,958
Operating lease obligations	1,373	2,468	2,446	3,170	9,457
Capital lease obligations	820	72	—	—	892
Total contractual obligations	$9,915	$31,076	$42,714	$3,466	$87,171

The table above excludes a recall liability of $3.0 million as of September 30, 2015 relating to a settlement reached with Actavis for Fentanyl TDS. For further details, see Note 14 to our annual audited financial statements.

As of September 30, 2015, we had outstanding commitments to acquire $0.6 million of capital equipment.

Off‑Balance Sheet Arrangements

We have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.

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

All of our revenues are derived from entities located in the United States and all long‑lived assets are located in the United States.

Critical Accounting Polices and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable at the time these estimates are made. In many instances, we could have reasonably used different accounting estimates or underlying assumptions, and changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Revenue Recognition

We generate revenues from agreements for the development and commercialization of our products. The terms of these agreements may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, milestone payments, product sales, profit sharing, and royalties. Where applicable, multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. This determination is generally based on whether any deliverable has stand‑alone value to the counterparty. This analysis also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting will be based on vendor‑specific objective evidence, if available, third‑party evidence if vendor‑specific objective evidence is not available, or estimated selling price if neither vendor‑specific nor third‑party evidence is available.

We recognize revenues when the following criteria are met: persuasive evidence of a sales or service arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. During fiscal 2015, 2014 and 2013 we recognized revenues from the sale of products, related royalties and profit sharing on our partners’ sales of our products, as well as, from contract research and development activities, and from other revenues.

Product revenues made up a majority of our total revenues during fiscal 2015, 2014 and 2013, comprising 65%, 76% and 77% of total revenues. Product revenues consist of product sales to our partners, royalties and profit sharing from products that have been sold by our marketing partners.

We generally recognize revenues from product sales as products are shipped and title and risk of loss passes to the marketing partner. We have royalty and profit sharing agreements pursuant to which we earn revenues based on the amount of product sold by our marketing partners, as well as on the amount of profits earned by our marketing partners’ sales of such products. We generally recognize royalty and profit sharing revenues at the time our marketing partners report their product sales to us.

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

We generally recognize revenues related to research and development funding received as the related services or activities are performed in accordance with the contract terms. To the extent that agreements specify services are to be performed on a cost‑plus basis, revenues are recognized as services are rendered. Such work is generally billed on a monthly basis for time incurred at specified rates in the agreements. To the extent that agreements specify services to be performed on a fixed‑price basis, revenues are recognized consistent with the pattern of the work performed. Generally, all of our agreements provide for reimbursement to us of our third‑party expenses, and we bill for such reimbursable expenses as revenues as they are incurred.

We use the milestone method for recognizing revenues in agreements with contingent payments. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.

Impairment of Long‑Lived Assets

We assess the impairment of long‑lived assets, such as property and equipment and intangible assets, subject to depreciation and amortization, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Among the factors and circumstances we considered in determining recoverability are: (i) a significant adverse change in the extent to which, or manner in which, a long‑lived asset is being used or in its physical condition; (ii) a significant adverse change in legal factors or in the business climate that could affect the value of a long‑lived asset, including an adverse action or assessment by a regulator; (iii) an accumulation of costs significantly in excess of the amount originally expected; and (iv) current‑period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long‑lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We did not record an impairment loss during fiscal 2015, 2014 or 2013.

Convertible Preferred Stock Warrants

Prior to their conversion into common stock on April 8, 2014 in connection with the Company’s IPO, we accounted for certain warrants to purchase shares of our convertible preferred stock as liabilities at fair value as we determined that some of these warrants were derivative instruments because they contained antidilution provisions that protected the holders from certain equity issuances at a price below the original issue price of the underlying security. We remeasured these warrants to fair value at each balance sheet date, and recognized any change in the fair value as a change in the warrant liability in our statements of operations and comprehensive loss. We estimated the fair value of these warrants at the respective balance sheet dates using the Probability‑Weighted Expected Return Method (“PWERM”), in fiscal 2014 and 2013. We used a number of assumptions to estimate the fair value including the likelihood of various scenarios, the expected volatility and the fair value of the underlying stock under each scenario. These assumptions are inherently subjective, and the fair value of these warrants may have differed significantly had we used different assumptions. This liability was reclassified to equity in fiscal 2014 in connection with our IPO.

Subordinated Note Embedded Derivative Liability

Prior to its conversion into common stock on April 8, 2014 in connection with the Company’s IPO, we had an outstanding subordinated note that we had determined contained an embedded derivative instrument related to redemption and conversion features of the note.  These features required bifurcation and separate accounting, and the embedded derivative was accounted for as a liability. The embedded derivative liability was remeasured to fair value at each balance sheet date, with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive loss.   The fair value of the embedded derivative was measured using the PWERM valuation method. Under this method, fair value is primarily driven by the assessment of the probability and timing of scenarios that could result in the redemption of the note prior to the note's maturity, which would trigger the payment of the additional amount equal to the outstanding principal of the subordinated note.

Upon conversion of this note into common stock, the embedded derivative no longer had any value and was eliminated through a credit to earnings.

Stock‑Based Compensation

Stock‑based compensation expense is measured based on the grant‑date fair value of the stock‑based awards made to employees and directors, including employee stock options and employee stock purchases related to the employee stock purchase plan. We estimated the fair value of each employee stock-based award on the date of grant using the Black‑Scholes option‑pricing model. We recognize compensation costs for all employee stock‑based compensation awards that are expected to vest over the requisite service period of the awards, which is generally the awards’ vesting period. These amounts related to stock options are reduced by an estimated forfeiture rate.

The Black‑Scholes option‑pricing model requires the use of assumptions, some of which are highly subjective and complex. The assumptions used for stock options include:

•

Expected term.  The expected term represents the period that our stock‑based awards are expected to be outstanding before exercise or cancellation. As our historical share option exercise experience did not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data points, we estimated the expected term by using the midpoint between the vesting commencement date and the contractual expiration period of the stock-based award;

•	Risk‑free interest rate. The risk‑free interest rate is based on the constant maturity yields of U.S. Treasury notes with remaining maturities similar to the expected term;
•

Expected volatility.  Because we have limited information on the volatility of our common stock due to a lack of significant trading history and limited historical data regarding the volatility of our common stock, the expected volatility used is based on volatility of a group of comparable publicly traded companies. In evaluating comparability, we considered factors such as industry, stage of life cycle and size. We will continue to analyze the historical stock price volatility and term assumptions as more historical data for our common stock becomes available; and

•	Expected dividend yield. We have never paid dividends and do not plan to pay dividends in the foreseeable future. Therefore, we use an expected dividend rate of zero in the valuation model.

We recorded stock‑based compensation expense for employee stock options and employee stock purchases under the Employee Stock Purchase Plan of $2.7 million, $1.6 million and $0.3 million for fiscal 2015, 2014, and 2013. We expect to continue to grant stock options and other equity‑based awards in the future and, to the extent that we do, our stock‑based compensation expense recognized in future periods will likely increase. Stock‑based compensation expense is classified in the statement of operations and comprehensive loss based on the functional area to which the related recipients belong.

We expect to recognize total stock-based compensation expense of approximately $5.2 million for grants made prior to September 30, 2015, over fiscal years 2016, 2017, 2018 and 2019. In future periods, our stock‑based compensation expense is expected to increase as a result of our existing unrecognized stock‑based compensation and as we issue additional stock‑based awards to continue to attract and retain employees.

Income Taxes

We are subject to income taxes in the United States and in the states of California, Michigan, and New Jersey. We use estimates in determining our provision for income taxes and we determine our provision for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax basis of assets and liabilities using statutory rates. This process requires us to estimate our current tax liability and estimate our deferred tax assets and liabilities, including net operating losses and tax credit carryforwards. In assessing the need for a valuation allowance, we considered our recent operating results, future taxable income projections and feasible tax planning strategies. We have provided a full valuation allowance against our net deferred tax assets at September 30, 2015 and 2014.

We account for uncertain tax positions recognized in the financial statements by applying a more‑likely‑than‑not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recorded liabilities for uncertain tax positions as of September 30, 2015 of $0.2 million and did not have any recorded liabilities for uncertain tax positions as of September 30, 2014.

Recent Accounting Pronouncements

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers”, Topic 606. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year. The ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public companies and permits the use of either the retrospective or cumulative effect transition method, with early application permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods.  We are evaluating the effect, if any, that this ASU may have on our future financial position and results of operations.

In April 2015, Financial Accounting Standards Board issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This ASU requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than as an asset.  This ASU is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  The adoption of this standard is not expected to have a material impact on our financial statements.

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU applies to inventory that is measured using first-in, first-out or average cost.  Inventory within the scope of this update is required to be recorded at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.  This ASU is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim periods thereafter; early adoption is permitted.  The adoption of this standard is not expected to have a material impact on our financial statements.

In November 2015, the Financial Accounting Standards Board issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.  This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted.  The adoption of this standard is not expected to have a material impact on our financial statements.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $72.2 million as of September 30, 2015. Our cash and cash equivalents are held in a variety of interest‑earning instruments, including money market accounts. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding long-term debt of $49.9 million as of September 30, 2015, of which $0.1 million was due within 12 months. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short‑term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORIUM INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Corium International, Inc.:

We have audited the accompanying balance sheets of Corium International, Inc. (the “Company”) as of September 30, 2015 and 2014, and the related statements of operations and comprehensive loss, convertible preferred stock, redeemable common stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Corium International, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

December 15, 2015

CORIUM INTERNATIONAL, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of September 30,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$72,218	$36,395
Accounts receivable	4,461	4,168
Unbilled accounts receivable	812	1,385
Inventories, net	2,902	2,592
Prepaid expenses and other current assets	1,367	1,292
Total current assets	81,760	45,832
Property and equipment, net	11,593	12,658
Debt financing costs, net	554	571
Intangible assets, net	6,837	6,683
TOTAL ASSETS	$100,744	$65,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,952	$2,512
Accrued expenses and other current liabilities	4,091	4,008
Long-term debt, current portion	57	107
Capital lease obligations, current portion	820	760
Recall liability, current portion	760	774
Deferred contract revenues, current portion	134	301
Total current liabilities	9,814	8,462
Long-term debt, net of current portion	49,807	38,155
Capital lease obligations, net of current portion	72	891
Recall liability, net of current portion	2,229	2,936
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	65,422	53,944
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 22,160,991 and 18,003,883 shares issued and outstanding as of September 30, 2015 and 2014	22	18
Additional paid-in capital	166,085	114,117
Accumulated deficit	(130,785)	(102,335)
Total stockholders’ equity	35,322	11,800
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,744	$65,744

The accompanying notes are an integral part of these financial statements.

CORIUM INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended September 30,
	2015	2014	2013
Revenues:
Product revenues	$26,514	$32,202	$38,704
Contract research and development revenues	12,721	9,026	10,750
Other revenues	1,686	1,212	816
Total revenues	40,921	42,440	50,270
Costs and operating expenses:
Cost of product revenues	17,608	20,204	24,828
Cost of contract research and development revenues	16,064	15,391	11,856
Research and development expenses	16,454	7,365	5,496
General and administrative expenses	11,185	9,095	6,525
Amortization of intangible assets	622	547	541
(Gain) / loss on disposal and sale and leaseback of equipment	12	(112)	(177)
Total costs and operating expenses	61,945	52,490	49,069
Income (loss) from operations	(21,024)	(10,050)	1,201
Interest income	23	7	9
Interest expense	(7,446)	(6,961)	(7,705)
Change in fair value of preferred stock warrant liability	—	(274)	(14)
Change in fair value of subordinated note embedded derivative liability	—	7,367	(7,367)
Loss before income taxes	(28,447)	(9,911)	(13,876)
Income tax expense	3	1	1
Net loss and comprehensive loss	$(28,450)	$(9,912)	$(13,877)
Net loss per share attributable to common stockholders, basic and diluted	$(1.52)	$(0.99)	$(6.24)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,709,292	10,043,640	2,222,981

The accompanying notes are an integral part of these financial statements.

CORIUM INTERNATIONAL, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

									Total
	Convertible Preferred		Redeemable				Additional		Stockholders’
	Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - September 30, 2012	36,034,900	$57,261	347,945	$3,224	1,854,988	$2	$(27,802)	$(78,546)	$(106,346)
Issuance of common stock warrants in connection with debt and capital lease financing	—	—	—	—	—	—	38	—	38
Issuance of common stock upon exercise of stock options	—	—	—	—	26,189	—	13	—	13
Stock-based compensation expense	—	—	—	—	—	—	330	—	330
Modification of warrants issued in connection with debt	—	—	—	—	—	—	742	—	742
Net loss and comprehensive loss	—	—	—	—	—	—	—	(13,877)	(13,877)
Balance - September 30, 2013	36,034,900	57,261	347,945	3,224	1,881,177	$2	$(26,679)	$(92,423)	$(119,100)
Decrease in equity associated with modification of subordinated debt	—	—	—	—	—	—	(3,485)	—	(3,485)
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	—	—	6,874,997	7	48,452	—	48,459
Conversion of convertible preferred stock to common stock in connection with initial public offering	(36,034,900)	(57,261)	—	—	3,567,807	4	57,257	—	57,261
Issuance of common stock in connection with conversion of convertible debt	—	—	—	—	2,036,555	2	19,367	—	19,369
Issuance of common stock upon conversion of subordinated debt in connection with the recapitalization transaction	—	—	—	—	3,387,146	3	19,234	—	19,237
Issuance of common stock upon net exercise of preferred stock warrants and related extinguishment of preferred stock warrant liability	—	—	—	—	1,191	—	310	—	310
Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	970,249	1	(1)	—	—
Repurchase of redeemable common stock and common stock from founders in connection with initial public offering	—	—	(347,945)	(3,224)	(729,864)	(1)	(2,001)	—	(2,002)
Issuance of common stock upon exercise of stock options	—	—	—	—	14,650	—	34	—	34
Stock-based compensation expense	—	—	—	—	—	—	1,629	—	1,629
Aggregate fractional shares cancelled in connection with reverse stock split	—	—	—	—	(25)	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	(9,912)	(9,912)
Balance - September 30, 2014	—	—	—	—	18,003,883	18	114,117	(102,335)	11,800
Issuance of common stock in connection with public offering, net of issuance costs	—	—	—	—	4,000,000	4	48,639	—	48,643
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	119,465	—	570	—	570
Issuance of common stock upon exercise of stock options	—	—	—	—	16,934	—	44	—	44
Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	12,591	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	8,118	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	2,714	—	2,714
Net loss and comprehensive loss	—	—	—	—	—	—	—	(28,450)	(28,450)
Balance - September 30, 2015	—	$—	—	$—	22,160,991	$22	$166,085	$(130,785)	$35,322

The accompanying notes are an integral part of these financial statements

CORIUM INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(28,450)	$(9,912)	$(13,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,015	2,230	1,892
(Gain) / loss on disposal and sale and leaseback of equipment	12	(112)	(177)
Amortization of premium on modification of subordinated note	—	(292)	—
Change in fair value of preferred stock warrant liability	—	274	14
Change in fair value of subordinated debt embedded derivative liability	—	(7,367)	7,367
Amortization of intangible assets	622	547	541
Noncash amortized debt issue costs on long-term debt and capital leases	167	331	329
Noncash amortized discount on long-term debt and capital leases	23	128	196
Write off of patent costs	—	—	82
Stock-based compensation expense	2,714	1,629	330
Interest expense on convertible and subordinated notes converted to common stock	—	823	—
Changes in operating assets and liabilities:
Accounts receivable	(293)	(1,039)	(329)
Unbilled accounts receivable	573	110	672
Inventories, net	(310)	1,916	(139)
Prepaid expenses and other current assets	(75)	(255)	(137)
Accounts payable	1,440	700	(878)
Accrued expenses and other current liabilities	1,735	2,058	1,329
Deferred contract revenues	(167)	(1,998)	321
Recall liability	(721)	(1,122)	(168)
Long-term interest payable	—	—	1,650
Net cash used by operating activities	(20,715)	(11,351)	(982)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(973)	(3,221)	(7,163)
Proceeds from sale of equipment	11	12	17
Issuance of notes receivable — related parties	—	—	(100)
Proceeds from repayment of notes receivable — related parties	—	100	—
Payments for patents and licensing rights	(776)	(584)	(693)
Net cash used by investing activities	(1,738)	(3,693)	(7,939)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	48,643	48,459	—
Repurchase of redeemable common stock from founders	—	(5,225)	—
Proceeds from issuance of long-term debt	10,000	—	7,230
Proceeds from issuance of capital leases	—	—	2,266
Payment of transaction costs associated with issuance of long-term debt and capital leases	(150)	—	(112)
Principal payments on long-term debt	(67)	(484)	(812)
Principal payments on capital lease obligations	(765)	(1,054)	(629)
Borrowings on bank line of credit	—	1,298	5,827
Payments on bank line of credit	—	(5,170)	(3,526)
Proceeds from exercise of stock options	44	34	13
Proceeds from exercise of common stock warrants	1	—	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	570	—	—
Net cash provided by financing activities	58,276	37,858	10,257
NET INCREASE IN CASH AND CASH EQUIVALENTS	35,823	22,814	1,336
CASH AND CASH EQUIVALENTS — Beginning of period	36,395	13,581	12,245
CASH AND CASH EQUIVALENTS — End of period	$72,218	$36,395	$13,581

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,604	$4,669	$4,856
Cash paid for income taxes	$2	$2	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock warrants in connection with debt financing and equipment lease financing	$—	$—	$38
Property and equipment purchases included in accounts payable	$198	$198	$1,134
Issuance of payment-in-kind notes in lieu of cash interest payments	$1,652	$1,305	$1,235
Unpaid deferred offering costs	$—	$—	$20
Decrease in equity due to premium associated with modification of subordinated debt	$—	$3,485	$—
Conversion of convertible preferred stock to common stock	$—	$57,261	$—
Issuance of common stock upon conversion of subordinated debt	$—	$19,237	$—
Issuance of common stock upon conversion of convertible debt	$—	$19,369	$—
Issuance of common stock upon net exercise of preferred stock warrants	$—	$834	$—

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

In the normal course of business, the Company enters into collaboration agreements with partners to develop and manufacture products based on the Company's drug delivery technologies and product development expertise. Revenues consist of net sales of products manufactured, royalties and profit-sharing payments based on sales of such products by partners, and product development fees for research and development activities under collaboration agreements with partners. The Company is also engaged in the research and development of its own proprietary transdermal drug delivery products using its Corplex and MicroCor technologies.

The Company's fiscal year ends on September 30. References to "fiscal" refer to the years ended September 30.

Basis of Presentation

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

In connection with this reverse stock split, the number of shares of common stock reserved for issuance under the Company’s equity incentive, stock option and employee stock purchase plans, as well as the shares of common stock underlying outstanding stock options and warrants, were also proportionately reduced while the exercise prices of such stock options and warrants were proportionately increased. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Initial Public Offering

In April 2014, the Company sold 6,874,997 shares of its common stock in its initial public offering (the “IPO”) at a price of $8.00 per share. The Company received net cash proceeds of $48.5 million from the IPO, including proceeds from the partial exercise of the underwriters’ option, after deducting underwriting discounts, commissions and issuance costs paid by the Company, which totaled $6.5 million.

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

Use of Estimates

Estimates and assumptions are required to be used by management in the preparation of financial statements in conformity with U.S. GAAP that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of operating revenues and operating expenses during the reporting period. Those estimates and assumptions affect revenue recognition and deferred revenues, impairment of long-lived assets, determination of fair value of stock-based awards and other debt- and equity- related instruments, and accounting for income taxes. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

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

In fiscal 2015, three partners accounted for 82% of the Company’s revenues and 84% of accounts receivable as of September 30, 2015. In fiscal 2014 and 2013, four partners accounted for 95% and 99% of the Company's revenues and 95% of accounts receivable as of September 30, 2014.

Revenue Recognition

The Company generates revenues from agreements for the development and commercialization of its products. The terms of the agreements may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, milestone payments, product sales, and profit sharing and royalties on partners’ product sales of products that we manufacture on their behalf. The Company recognizes revenues when the following criteria are met: persuasive evidence of a sales or service arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured.

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

Amounts related to research and development funding are generally recognized as the related services or activities are performed in accordance with the contract terms. To the extent that agreements specify services are to be performed on a cost‑plus basis, revenues are recognized as services are rendered. Such work is generally billed on a monthly basis for time incurred at specified rates in the agreements. To the extent that agreements specify services to be performed on a fixed-price basis, revenues are recognized consistent with the pattern of the work performed. Many of the agreements provide for reimbursement of third-party expenses, and such reimbursable expenses are billed as revenues at the time the associated expenses are incurred.

The arrangements may include contractual milestones, which relate to the achievement of pre-specified research, development, regulatory and commercialization events. The milestone events contained in the Company's arrangements coincide with the progression of the products from research and development, to regulatory approval, and through to commercialization. The process of successfully developing a new product, having it approved from a regulatory perspective and ultimately sold for a profit is highly uncertain. As such, the milestone payments that the Company is eligible to earn from its partners involve a significant degree of risk to achieve. Research and development milestones in the Company's partner arrangements may include the following types of events: completion of pre-clinical research and development work, completion of certain development events and initiation or completion of clinical trials. Regulatory milestones may include the following types of events: filing of regulatory applications with the Food and Drug Administration and approval of the regulatory applications by the Food and Drug Administration. Commercialization milestones generally relate to product launch. The Company recognizes milestone payments in their entirety in the period in which the milestone is achieved.

Upon commercialization, revenues are generated from product sales, royalties and profit sharing. Product sales are generally recognized as products are shipped and title and risk of loss pass to the partner. Royalties and profit sharing are generally recognized when the partners sell the product to their customers, which could be in a different accounting period than the period in which the Company sold that product to its partner, and are based on a percentage of the partners' net sales of or net profits on the products. Product sales and royalty income are presented collectively as product revenues.  Royalties and profit sharing totaled $2.3 million, $6.7 million and $7.8 million for fiscal 2015, 2014 and 2013.

Other revenues consists of income derived from the Company's arrangements with its partners, whereby a portion of the revenues received under these agreements relates to rental income from embedded leases associated with manufacturing equipment and facilities specific to these relationships, as well as revenues associated with licenses granted to our partners, whereby the Company receives milestone payments upon commercial launch of each new product developed by the Company using the Company’s intellectual property.

Research and Development Expenses

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

Advertising Costs

The Company's advertising expenses were immaterial for fiscal 2015, 2014 and 2013.

Stock-Based Compensation

The Company accounts for stock-based compensation for all share-based awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, by measuring the cost of awards of equity instruments based on the grant-date fair value of the award. The Company determines the fair value of such awards using the Black-Scholes option-pricing model (the "Black-Scholes model").

The Black-Scholes model for stock options incorporates certain assumptions as follows:

Expected Term — The expected term represents the period that the stock-based awards are expected to be outstanding before exercise or cancellation. As the Company's historical share exercise experience did not provide a reasonable basis upon which to estimate expected term because of a lack of sufficient data points, the Company estimated the expected term by using the midpoint between the vesting commencement date and the contractual expiration period of the stock-based award.

Risk-Free Interest Rate — The risk-free interest rate is based on the constant maturity yields of U.S. Treasury notes with remaining maturities similar to the expected term.

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

Expected Dividend –– The Company has never paid any dividends, does not plan to pay dividends in the foreseeable future, and, therefore, uses an expected dividend rate of zero in the valuation model.

The Company recognizes compensation expense for stock options for the portion of the share-based awards that are expected to vest. Therefore, the Company applied estimated forfeiture rates that were derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

Income Taxes

The Company accounts for income taxes based on the liability method. Under the liability method, deferred tax assets and deferred tax liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and deferred tax liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Financial statement effects of uncertain tax positions are recognized when it is more likely than not, based on the technical merits of the position, that it will be sustained upon examination.

Comprehensive Income (Loss)

During fiscal 2015, 2014 and 2013, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

Net Loss per Share Attributable to Common Stockholders

The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company's basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of the diluted calculation, convertible preferred stock, options to purchase common stock, shares authorized under the employee stock purchase plan and common stock warrants are considered common stock equivalents but are excluded from the calculation of diluted net loss per share attributable to common stockholders if their effect is antidilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company generally invests funds that are in excess of current needs in high‑credit‑quality instruments, such as money market funds.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at invoiced amounts. An allowance for doubtful accounts is established as needed based on a specific assessment of all invoices that remain unpaid following normal partner payment periods. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that the determination is made. The allowance for doubtful accounts was $0 as of September 30, 2015 and 2014.

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

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. No impairment was recorded for fiscal 2015, 2014 or 2013.

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

Level I — Inputs that are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level II — Inputs that are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level III — Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Convertible Preferred Stock Warrants

Prior to their conversion into common stock on April 8, 2014 in connection with the Company’s IPO, the Company accounted for certain warrants to purchase shares of convertible preferred stock as liabilities at fair value, as it had determined that some of these warrants were derivative instruments because they contained antidilution provisions that protected the holders from certain equity issuances at a price below the original issue price of the underlying security. The Company remeasured these warrants to fair value at each balance sheet date, and recognized any change in the fair value as a change in the warrant liability in its statements of operations and comprehensive loss. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Probability-Weighted Expected Return Method (“PWERM”), in fiscal 2013 and 2014. The Company used a number of assumptions to estimate the fair value, including the likelihood of various scenarios, the expected volatility, and the fair value of the underlying stock under each scenario. This liability was reclassified to equity in fiscal 2014 in connection with the Company’s IPO.

Subordinated Note Embedded Derivative Liability

Prior to its conversion into common stock on April 8, 2014 in connection with the Company’s IPO, the Company had an outstanding subordinated note that the Company had determined contained an embedded derivative instrument related to redemption and conversion features of the note.  These features required bifurcation and separate accounting, and the embedded derivative was accounted for as a liability. The embedded derivative liability was remeasured to fair value at each balance sheet date, with the corresponding gain or loss from the adjustment recorded in the statements of operations and comprehensive loss.   The fair value of the embedded derivative was measured with the PWERM valuation method. Under this method, fair value is primarily driven by the assessment of the probability and timing of scenarios that could result in the redemption of the note prior to the note's maturity, which would trigger the payment of the additional amount equal to the outstanding principal of the subordinated note.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers”, Topic 606. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year. The ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public companies and permits the use of either the retrospective or cumulative effect transition method, with early application permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods.  The Company is evaluating the effect, if any, that this ASU may have on the Company’s financial position and results of operations.

In April 2015, Financial Accounting Standards Board issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  This ASU requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than an asset.  This ASU is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and is to be applied retrospectively; early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU applies to inventory that is measured using first-in, first-out or average cost.  Inventory within the scope of this update is required to be recorded at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.  This ASU is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim periods thereafter; early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In November 2015, the Financial Accounting Standards Board issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.  This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

2. Fair Value Measurements

Financial assets and liabilities are recorded at fair value. Except as noted below, the carrying values of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximated their fair values due to the short period of time to maturity or repayment.

The Company's financial instruments that are measured at fair value on a recurring basis as of September 30, 2015 and 2014, by level within the fair value hierarchy, are as follows (in thousands):

	As of September 30, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$71,970	$—	$—	$71,970

	As of September 30, 2014
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$36,019	$—	$—	$36,019

The Company did not have Level III liabilities as of September 30, 2015 and 2014.  As of September 30, 2013, the Company's Level III liabilities consisted of a preferred stock warrant liability (see Note 11) and subordinated note embedded derivative liability (Note 8). On April 8, 2014, in connection with the closing of the IPO, the preferred stock warrant liability and the subordinated note embedded derivative liability were eliminated when the preferred stock and subordinated note were converted into shares of common stock.  The following table sets forth a summary of the changes in the fair value of the Company's Level III financial liabilities, which are measured on a recurring basis (in thousands):

Year Ended September 30,
2014
Beginning balance	$7,927
Change in fair value of preferred stock warrant liability	274
Change in fair value of subordinated note embedded derivative liability	(7,367)
Extinguishment of preferred stock warrant liability	(834)
Ending balance	$—

The following financial liabilities have carrying values which differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (Level III valuation) (in thousands):

	As of September 30, 2015
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$49,864	$49,967	$103

	As of September 30, 2014
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$38,262	$40,357	$2,095

3.    Inventories

Inventories consist of the following (in thousands):

	As of September 30,
	2015	2014
Raw materials	$1,573	$1,268
Work in process	852	898
Finished goods	612	632
Total inventories, cost	3,037	2,798
Less inventory reserves	(135)	(206)
Total inventories, net	$2,902	$2,592

4.    Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30,
	2015	2014
Machinery and equipment	$11,667	$12,242
Manufacturing equipment acquired under capital leases	2,341	2,341
Transportation equipment	25	25
Furniture and fixtures	1,114	995
Computer equipment and software	559	535
Leasehold improvements	3,748	3,658
Land	210	210
Construction in progress	7,188	6,849
Total property and equipment, gross	26,852	26,855
Accumulated depreciation and amortization	(15,259)	(14,197)
Total property and equipment, net	$11,593	$12,658

The Company recorded depreciation and amortization of property and equipment of $2.0 million, $2.2 million and $1.9 million during fiscal 2015, 2014 and 2013.

5. Intangible Assets

Intangible assets and related accumulated amortization consist of the following (in thousands):

	As of September 30,
	2015	2014
Cost:
Patents and trademarks	$11,045	$10,269
Contract acquisition costs	1,666	1,672
Total carrying value	12,711	11,941
Accumulated amortization:
Patents and trademarks	(4,348)	(3,756)
Contract acquisition costs	(1,526)	(1,502)
Total accumulated amortization	(5,874)	(5,258)
Total intangible assets, net	$6,837	$6,683

The Company amortizes its intangible assets related to issued patents over the estimated useful lives of the patents, ranging from 7 to 20 years. Amortization of issued patents was $0.6 million, $0.5 million and $0.5 million in fiscal 2015, 2014 and 2013. The Company did not recognize an impairment during fiscal 2015, 2014 or 2013.

The estimated remaining annual amortization expenses for issued patents and trademarks as of September 30, 2015 are as follows (in thousands):

Year Ending September 30:	Amounts
2016	$604
2017	604
2018	604
2019	602
2020	528
Thereafter	1,117
Total	$4,059

Patents in process included in intangible assets were $2.6 million and $2.1 million during fiscal 2015 and 2014.

The Company amortizes its intangible assets related to contract acquisition costs over their estimated useful lives, ranging from 4 to 15 years. Amortization of contract acquisition costs was $29,000, $29,000 and $65,000 in fiscal 2015, 2014 and 2013.

The estimated remaining annual amortization expense for contract acquisition cost as of September 30, 2015 are as follows (in thousands):

Year Ending September 30:	Amounts
2016	$29
2017	29
2018	29
2019	29
2020	24
Thereafter	—
Total	$140

6. Notes Receivable — Related Parties

The Company did not have any notes receivable as of September 30, 2015 or 2014. Notes receivable as of September 30, 2013, consisted of an unsecured note payable by one of the executive officers of the Company. The note called for payment of one-half of the principal and accrued interest on December 28, 2015 and the remaining principal and interest on June 28, 2018. The note accrued interest at 1% below the prime rate, adjusted as of January 1 each year (an effective rate of 2.25% at September 30, 2013). The Company recognized less than $1,000 of related party interest income from this note in fiscal 2014 and 2013.   The note was repaid in full in March 2014.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,
	2015	2014
Vacation	$1,978	$1,747
Bonus	1,450	1,235
Warranty liability	—	284
Payroll	316	249
Employee stock purchase plan liability	235	305
Other	112	188
Total accrued liabilities	$4,091	$4,008

8. Long-Term Debt

The Company’s outstanding long-term debt consists of the following (in thousands):

	As of September 30,
	2015	2014
Term loan agreement expiring June 30, 2019, less discount of $58 and $76 as of September 30, 2015 and 2014. See terms of the agreement below.	$49,295	$37,625
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due April 2017	66	96
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	503	541
Total	49,864	38,262
Less current portion	57	107
Long-term portion	$49,807	$38,155

On July 13, 2012, the Company completed a $35.0 million term loan agreement with CRG, a structured debt and equity investment management firm. In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement. On November 14, 2014, the agreement was amended to, among other things, increase the principal amount available under the term loan by $10.0 million, extend the interest-only period to June 30, 2018, and extend the maturity from June 30, 2017 to June 30, 2019. The amended agreement provides for a maximum borrowing of $45.0 million, excluding PIK notes, as defined below. The amended agreement requires interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning June 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contains a provision whereby the Company can, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into additional notes (payment-in-kind (“PIK”) notes). As of September 30, 2015 and 2014, the Company had converted $4.4 million and $2.7 million of interest into PIK notes, each of which add to the then-outstanding principal. Amounts outstanding under the term loan agreement are collateralized by all of the Company's assets.

On December 4, 2014, the Company borrowed the remaining $10.0 million of principal provided for in the amended agreement. As of September 30, 2015, the principal amount outstanding under the term loan agreement, including all PIK notes, was $49.4 million. The amended agreement provides for a prepayment penalty, the amount of which varies with the date on which prepayment is made, if the Company chooses to repay principal prior to June 30, 2018, or upon other specified events, including a change of control. The term loan agreement provides for financial covenants for minimum annual revenues (beginning with the 12 months ended June 30, 2015) and minimum liquidity, with which the Company has been in continuous compliance since the inception of the loan.

Minimum principal payments on the Company's outstanding long-term debt, as of September 30, 2015 were as follows (in thousands):

Year Ending September 30:	Amounts
2016	$57
2017	62
2018	12,369
2019	37,053
2020	53
Thereafter	270
Total	$49,864

Convertible Notes

In 2008 and 2009, the Company issued convertible bridge notes (the “Convertible Notes”) and warrant purchase agreements to several of the then-existing Series C preferred stock investors, whereby the Company raised a total of $20.0 million.  In July 2012, in connection of the closing of the $35.0 million term loan agreement, the Company ratably repaid $10.0 million of principal on the Convertible Notes.

Interest was not paid on the Convertible Notes since inception and was presented as long-term accrued interest. On April 8, 2014, in connection with the closing of the IPO, all of the Convertible Notes, with an aggregate principal and accrued interest amount of $19.4 million, were converted into 2,036,555 shares of common stock.

Subordinated Note

In 2009, the Company issued a subordinated note (the “Subordinated Note”) to one of the existing Series C preferred stock investors raising a total of $13.0 million. Interest was not paid on the Subordinated Note since inception and was presented as long-term accrued interest.

If the Company had consummated a merger of the Company or a sale of all or substantially all of the Company's assets, or a significant asset sale prior to the full repayment of the Subordinated Note, then, at the written election of the subordinated note holder, the holder of the Subordinated Note would have been entitled to be repaid the entire outstanding balance under the Subordinated Note plus an additional amount equal to the outstanding principal under the Subordinated Note, plus all accrued interest. The Company determined that this feature was an embedded derivative requiring bifurcation and separate accounting. The fair value of this embedded derivative liability was $7.4 million as of September 30, 2013. The change in fair value was recorded to change in fair value of Subordinated Note embedded derivative liability.

On April 8, 2014, in connection with the closing of the IPO, the Subordinated Note, with a principal amount, accrued interest and derivative liability totaling $19.2 million, was converted into 3,387,146 shares of common stock.

Recapitalization

In December 2013, the Company entered into an amendment and conversion agreement with Essex Woodlands pursuant to which: (i) the Company and Essex Woodlands amended the Convertible Notes held by Essex Woodlands and other investors to provide that they would automatically convert either into 2,036,555 shares of the Company’s common stock immediately prior to the closing of an initial public offering of the Company’s common stock or into 2,036,555 shares of the Company’s Series C preferred stock immediately prior to the first closing of a qualified equity financing that occurred prior to the closing of an initial public offering of the Company’s common stock, and the Convertible Notes would be terminated; (ii) the Company and Essex Woodlands amended the terms of the Subordinated Note to provide that it would automatically convert either into 3,387,146 shares of the Company’s common stock immediately prior to the closing of an initial public offering of the Company’s common stock or into 3,387,146 shares of a new series of the Company’s preferred stock (with identical rights, preferences and privileges as the Company’s Series C preferred stock, but with a liquidation preference of one times its original issue price) immediately prior to the first closing of a qualified equity financing that occurred prior to the closing of an initial public offering of the Company’s common stock, and the Subordinated Note would be terminated; and (iii)  Essex Woodlands agreed that it would effect the automatic conversion of all outstanding shares of the Company’s preferred stock in connection with the completion of an initial public offering of the Company’s common stock.

Simultaneously, the Company also entered into a repurchase agreement pursuant to which the Company agreed to repurchase 1,077,809 shares of the Company’s common stock from two of the Company’s founders, for an aggregate repurchase price of $5.2 million.  The repurchases occurred in connection with the Company’s IPO (see Note 12).

9. Commitments and Contingencies

Capital Leases

Certain manufacturing equipment is accounted for as a capital lease and is included in property and equipment as of September 30, 2015 and 2014.

Future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2015, are as follows (in thousands):

Year Ending September 30,	Amounts
2016	$877
2017	73
2018	—
Net minimum lease payments	950
Less amount representing interest	(53)
Present value of net minimum lease payments	897
Less discount related to warrants	(5)
Capital lease liability	892
Less current portion	(820)
Long-term portion	$72

Depreciation expense on equipment under capital leases was $0.8 million, $1.0 million and $0.6 million for fiscal 2015, 2014 and 2013.

Operating Leases

The Company conducts certain operations using leased property and equipment. The property and equipment leases require the Company to pay certain property taxes, insurance, and maintenance expenses, and expire on dates ranging through 2025. Total rental expense on operating leases for fiscal 2015, 2014 and 2013 amounted to $1.8 million, $1.7 million and $1.6 million.

Future minimum lease payments under operating leases that had initial or remaining lease terms in excess of one year from September 30, 2015 were as follows (in thousands):

Year Ending September 30,	Amounts
2016	$1,373
2017	1,289
2018	1,179
2019	1,208
2020	1,238
Thereafter	3,170
Total	$9,457

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws, and pursuant to indemnification agreements with certain directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity.

The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

Contingencies

The Company may be subject to legal proceedings and litigation arising in the ordinary course of business. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company expects to periodically evaluate developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company's judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material. Management is not aware of any legal matters in which the final disposition is expected to have a material effect on the business. See Note 15 for further discussion regarding product liabilities.

On August 3, 2012, a wrongful death lawsuit was filed in the U.S. District Court for the Northern District of Texas, Boudreaux vs. Corium International, Inc., et al, naming Actavis Inc. and Actavis South Atlantic LLC (“Actavis”) and the Company as co-defendants. The parties have settled this suit and the settlement amount was covered by the Company’s insurance policy. Effective June 1, 2015, the case was dismissed with prejudice.

10. Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements during fiscal 2015, 2014, and 2013 (in thousands):

	Years ended September 30,
	2015	2014	2013
Teva	$12,380	$13,550	$16,683
Par	9,601	12,971	16,551
P&G	11,647	11,719	11,781
Agile	3,238	1,976	4,904
Aequus	687	86	—
Other	3,368	2,138	351
Total revenues	$40,921	$42,440	$50,270

The Procter & Gamble Company

In 2005, the Company entered into a multi-faceted collaboration arrangement with The Procter & Gamble Company, or P&G.

The relationship includes a world-wide license to P&G for the use of certain of the Company's technologies for products in specific fields in which P&G operates. P&G paid the Company a $3.0 million fee for the license, and the Company is entitled to receive additional milestone payments for each qualifying product that the Company develops for P&G. In 2008, the Company received a $2.0 million milestone payment for the first series of products developed by the Company. In 2015, the Company received a $0.5 million milestone payment for the ex-U.S. commercial launch of a second product developed by the Company. P&G's license from the Company is perpetual and irrevocable.

The Company entered into a long term joint development agreement under which the Company performs numerous development activities for P&G based upon agreed-upon statements of work and budgets. The development work performed by the Company under this agreement is billed to P&G on a time and materials basis, at cost. The P&G joint development agreement expires on June 13, 2020.

The Company also entered into a commercial supply agreement for the production of all products developed by the Company for P&G. The Company has developed and commercialized several products which are currently marketed and sold by P&G under the brand name Crest Whitestrips. Several additional products are currently being developed by the Company for P&G, which are expected to launch in 2016 and beyond.   The Company's current supply agreement with P&G was amended during 2014 and now expires on January 31, 2017.

In addition to these agreements, and as part of the overall collaboration agreement, the Company also acquired certain patents from P&G in 2005. In exchange for the assignment of these patents, the Company issued 125,428 shares of our common stock as payment for the patents acquired.

Teva Pharmaceuticals USA, Inc.

In 2004, the Company entered into an arrangement with Barr Laboratories, or Barr, for four generic products. The Company also entered into three separate agreements with Barr, one in 2006 and two in 2007, to develop and commercialize three additional products. In 2008, Teva Pharmaceutical Industries, Ltd., or Teva, acquired Barr. Following this acquisition, Teva discontinued four of these development programs. Of the remaining three programs, one has resulted in an approved product, Clonidine Transdermal Delivery System (“TDS”), which is currently marketed by Teva, the second has been approved by the FDA for which Teva is currently assessing the launch strategy and timing, and the third product is pending regulatory approval. Under the Company's current agreements with Teva, the Company is not eligible for additional milestone payments.

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

On June 26, 2015, the Company amended the agreements with Par, consisting of the Product Development, Collaboration and License Agreement and the Manufacturing and Supply Agreement for Transdermal Fentanyl, to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of all of Par’s exclusive rights to products other than the fentanyl reservoir patch currently being manufactured by the Company for Par. The amended terms also include the elimination of the royalty obligations and establishes mutually agreeable transfer pricing.

In September 2014, the Company recognized $1.8 million in non-cash product revenues which had previously been deferred since 2007.  The one-time recognition of this revenue related to the expiration of a contractual liability under an agreement with Par, and will not have an impact on future revenues.

Agile Therapeutics, Inc.

In 2006, the Company entered into an arrangement with Agile to develop a new transdermal patch product using Agile’s previously developed technology. Under the arrangement, the Company has performed process development activities and manufacturing of the product (“Twirla”). For the development work performed, Agile paid the Company in several ways, including time and materials and milestones for achievement of certain development goals. During fiscal 2013 and 2012, Agile paid the Company $3.5 million for leasehold improvements incurred by the Company for its facilities to provide for adequate manufacturing space for this product once it is approved, which will be recognized as rental income in future years as the facility is used for production. In addition, for fiscal 2015, 2014 and 2013, Agile paid $1.0 million, $1.0 million and $0.6 million to the Company for idle facility charges, which are presented on the statement of operations and comprehensive loss as other revenues. Under the current agreements with Agile, the Company is not eligible for additional milestone payments.

The term of the Company's contract with Agile continues until the Company has commercially produced an agreed-upon quantity of patches, currently projected to occur no earlier than five years following the commercial launch of Twirla.

Aequus Pharmaceuticals, Inc.

In April 2015, the Company entered into an agreement with Aequus Pharmaceuticals, Inc., or Aequus, to develop new transdermal products with an initial focus on neurological disorders. Under the agreement, for each product selected for development, the parties will assign an allocation of responsibilities, costs, rights and product revenues. Upon regulatory approval, the Company will manufacture the product and will be paid a profit share based on the Company’s interest in the product, which can vary based on the extent to which the Company’s technology is incorporated into the products and the Company’s funding of development work. In fiscal 2015 and 2014, the Company received $0.2 million and $0.1 million in milestone payments related to development of the product.

Other Partner Arrangements

In 2013, the Company entered into an arrangement for the co-development of two generic transdermal products. In 2015, the development of one product was discontinued by mutual agreement due to reduced expectations regarding its commercial potential.  Under the arrangement, the partner and the Company will continue to equally fund all costs of developing the remaining product. The Company will be reimbursed for its share of all out of pocket costs and will be required to reimburse the partner for its share of all development, clinical and other costs up to and including regulatory filing. The Company may be reimbursed for the development costs that it incurs through the payment of certain development milestones up to a total of $3.4 million for the remaining product, based on achieving certain stages of development. The Company received $0.5 million in development milestones upon signing the agreement and is amortizing the milestones into revenue over the expected development period of the products. In fiscal 2015, the Company received $1.1 million in milestone payments for the remaining product related to its achievement of development milestones.

Upon regulatory approval, the Company will manufacture and sell the remaining product to the partner at cost with no margin and, provided that the Company has shared equally in all costs through regulatory approval, the Company will be paid a profit share equal to 50% of the net profits for the product.

11. Warrants

The Company issued warrants to purchase shares of the Company's stock as part of several transactions from 2008 through 2013. The warrants have been recorded as either equity instruments or liability instruments based on the terms of the warrants.

Preferred Stock Warrants

As of September 30, 2013, the Company had issued warrants to purchase 1,739,992 shares of Series C preferred stock, with a weighted average exercise price of $0.90 per share, which comprised the only warrants to purchase preferred stock issued by the Company. All of the Series C preferred stock warrants were exercisable for a period of five years from issuance, except certain warrants to purchase 163,522 shares of Series C preferred stock which were set to expire upon the closing of an IPO, unless exercised.

On April 8, 2014, in connection with the closing of the IPO, all of the warrants to purchase 163,522 shares of Series C convertible preferred stock that were otherwise set to expire upon completion of the IPO were net exercised and converted into 1,191 shares of common stock, and the remainder of the outstanding warrants to purchase 1,216,719 shares of Series C convertible preferred stock were converted into warrants to purchase 120,464 shares of common stock with a weighted average exercise price of $1.88 per share.  In addition, the preferred stock warrant liability of $0.8 million was reclassified to stockholders’ equity.

Common Stock Warrants

As of September 30, 2015 and 2014, warrants to purchase 51,386 and 128,582 shares of common stock were outstanding with a weighted average exercise price of $9.26 and $8.69 per share, including 51,386 and 120,464 shares of preferred stock warrants that were converted into warrants to purchase common stock in connection with the IPO.  All of the common stock warrants are exercisable at any time up to five years from issuance.  The fair value of these warrants was recorded in stockholders’ equity upon issuance.

The Company issued a warrant for the purchase of 8,118 shares of common stock with a fair value totaling $15,000 in connection with a lease arrangement that closed in September 2013. The fair value of the warrant upon issuance was calculated using the Black-Scholes option-pricing valuation model with the following assumptions: common stock value of $3.03 per share, contractual term of 5 years, risk-free interest rate of 1.41%, expected volatility of 76%, and expected dividend yield of 0%.  This warrant was exercised during fiscal 2015.

On April 8, 2014, in connection with the closing of the IPO, warrants to purchase 1,286,495 shares of common stock were net exercised into 970,249 shares of common stock.

During fiscal 2015, warrants to purchase 12,591 shares of common stock were net exercised.

12. Convertible Preferred Stock, Redeemable Common Stock and Stockholders' Equity (Deficit)

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of September 30, 2015 and 2014 with a par value of $0.001 per share.  As of September 30, 2015 and 2014, no preferred stock was outstanding.

Common Stock

In May 2015, the Company filed a shelf registration statement on Form S-3 (File No. 333-204025) with the SEC, which upon being declared effective in May 2015, allowed for the offer of up to $125.0 million of securities from time to time in one or more public offerings of common stock.

In August 2015, the Company completed a public offering through which it sold an aggregate of 4,000,000 shares of common stock pursuant to the effective shelf registration statement at a price to the public of $13.00 per share.  The Company received net proceeds of $48.6 million after deducting underwriting discounts and commissions and other issuance costs and expenses of $3.4 million.

The Company was authorized to issue up to 150,000,000 shares of common stock as of September 30, 2015 and 2014 with a par value of $0.001 per share. The Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	As of September 30,
	2015	2014
Issuances under stock option plans	3,745,373	3,039,473
Issuances upon exercise of common stock warrants	51,386	128,582
Issuances under the 2014 Employee Stock Purchase Plan	372,529	310,000
	4,169,288	3,478,055

Repurchases of Redeemable Common Stock from Founders — In connection with the 2007 Series C financing, the Company, in accordance with specific stock repurchase agreements approved by the board of directors, purchased from the two founders an aggregate of 215,872 shares of common stock at a purchase price of $9.26 per share.  The stock repurchase agreements also provided for the Company to repurchase an additional 215,872 shares of common stock from each of the two founders at a price of $9.26 per share.  These agreements were amended in March 2008 to suspend the Company’s obligation to repurchase these shares if, in the discretion of the Company’s board of directors, any such repurchase would result in a material adverse effect on the Company’s financial condition.  As these shares were conditionally redeemable, they were classified outside of stockholders’ equity.

As of September 30, 2013, the Company had a remaining agreement to repurchase 132,073 from one founder and 215,872 from the other founder, but such repurchase was contingent on approval by the board of directors. In December 2013, the Company entered into a revised repurchase agreement pursuant to which the Company agreed to repurchase 1,077,809 shares of the Company’s common stock from the founders, for an aggregate repurchase price of $5.2 million.  On April 8, 2014, in connection with the closing of the IPO, the Company repurchased all 1,077,809 shares of common stock from the founders, thereby satisfying in full the Company’s remaining obligations under the earlier repurchase agreements.

13. Stock-Based Compensation

Equity Incentive Plan

As of September 30, 2015 and 2014, the Company had four equity incentive plans, all of which are sponsored by the Company, with the exception of the separate stock option plan of StrataGent, Inc., a corporation acquired by the Company on September 20, 2007 (the “StrataGent Plan”). The Company assumed all unexpired, unexercised options outstanding for those employees of StrataGent who remained Company employees after the merger.  Each StrataGent option became exercisable into whole shares of Corium stock based on an agreed exchange ratio and per share exercise price such that the total value of the option grant did not change.  The Company elected to make no further grants under the StrataGent Plan; however, its terms continue to govern all options issued under that plan.  No additional shares available for grant were assumed by the Company, and any options that were returned to the pool subsequent to the merger were canceled and were not made available for future grants.  This wholly-owned subsidiary was dissolved in 2008. As of September 30, 2015, all StrataGent options had been either exercised or canceled.

On March 20, 2014, the Company’s board of directors approved the adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in connection with the IPO.  Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), which had been adopted in November 2012 and was replaced by the 2014 Plan. The Company also sponsored the 2002 Stock Option Plan that expired in 2012.  On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan is automatically increased by an amount equal to up to 4% of the number of shares of common stock outstanding as of the preceding December 31, or such lesser number agreed to by the Company’s board of directors. On January 16, 2015, the Company’s board of directors authorized an increase of 722,834 shares to be added to the total number of shares of common stock issuable under the 2014 Plan.

The exercise price of each option issued under each of the equity incentive plans is required to be no less than the fair market value of the Company’s common stock on the date of the grant. The maximum term of the options is ten years and the vesting period is typically four years.  The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

Performance-Based Stock Option Grants - During the year ended September 30, 2013, the Company granted options to purchase 146,024 shares of common stock to certain executive officers and directors, which contained performance‑based vesting criteria. These shares vest upon completion of certain milestone events which are specific to the Company’s corporate goals.  Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. Following the closing of the IPO, the Compensation Committee of the Company’s board of directors determined that the performance‑based criteria was met for options related to 137,510 shares of common stock and, accordingly, the Company has recorded stock‑based compensation expense of $0.3 million for the year ended September 30, 2014 related to these performance-based stock options. As of September 30, 2015, 8,514 shares of common stock related to performance-based stock options were outstanding. No stock-based compensation expense related to performance-based stock options was recorded for the year ended September 30, 2015.

A summary of activity under the Corium Plans during fiscal 2015, 2014 and 2013 is as follows:

			Weighted	Weighted Average
	Shares	Stock	Average	Remaining	Aggregate
	Available	Options	Exercise	Contractual	Intrinsic Value
	for Grant	Outstanding	Price	Life (Years)	(In thousands)
Balance - October 1, 2012	231,297	758,414	$3.13	5.20
Additional shares authorized	792,079	—	—
Granted	(993,327)	993,327	$2.22
Exercised	—	(4,504)	$2.32
Forfeited / Cancelled	218,361	(218,361)	$5.93
Balance - September 30, 2013	248,410	1,528,876	$2.22	7.22	$1,287
Additional shares authorized	1,272,277	—	—
Granted	(573,589)	573,589	$4.86
Exercised	—	(14,650)	$2.32
Forfeited / Cancelled	2,787	(2,787)	$3.30
Balance - September 30, 2014	949,885	2,085,028	$2.92	7.02	$6,710
Additional shares authorized	722,834	—	—
Granted	(863,150)	863,150	$6.77
Exercised	—	(12,374)	$3.26
Forfeited / Cancelled	20,827	(20,827)	$5.77
Balance - September 30, 2015	830,396	2,914,977	$4.04	6.94	$15,482

Options exercisable - September 30, 2015		1,716,914	$2.95	5.77	$10,987
Options vested and expected to vest - September 30, 2015		2,808,568	$3.94	6.86	$15,182

All outstanding options under the Corium Plans as of September 30, 2015 have an exercise price between $2.12 and $14.12 per share.

The weighted average grant date fair value of options granted was $4.37,  $8.03 and $1.31 for fiscal 2015, 2014 and 2013. The Company estimated the fair value of stock options granted during fiscal 2015, 2014 and 2013 using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following assumptions:

	Year Ended			Year Ended			Year Ended
	September 30, 2015			September 30, 2014			September 30, 2013
Expected term (in years)	5.27	-	6.63	5.27	-	6.08	2.50	-	6.08
Risk-free interest rate	1.42%	-	1.93%	1.61%	-	2.25%	0.70%	-	1.38%
Expected volatility	70%	-	77%	63%	-	74%	71%	-	75%
Expected dividend rate		0%			0%			0%

A summary of activity under the StrataGent Plan for fiscal 2015, 2014 and 2013 is as follows:

			Weighted Average
			Remaining	Aggregate
	Stock Options	Weighted Average	Contractual Life	Intrinsic
	Outstanding	Exercise Price	(Years)	Value (In thousands)
Balance — October 1, 2012	35,477	$0.20
Exercised	(21,684)	$0.10
Forfeited	(9,233)	$0.20
Balance - September 30, 2013	4,560	$0.71	3.13	$11
Balance - September 30, 2014	4,560	$0.71	2.13	$25
Exercised	(4,560)	$0.73
Balance - September 30, 2015	—	$—	—	$—

Options exercisable September 30, 2015	—	$—	—	$—
Options vested and expected to vest September 30, 2015	—	$—	—	$—

There were no options granted under the StrataGent Plan during fiscal 2015, 2014 or 2013. All outstanding options under the StrataGent Plan have been cancelled or exercised as of September 30, 2015.

2014 Employee Stock Purchase Plan

On March 20, 2014, the Company’s board of directors approved the adoption of the 2014 Employee Stock Purchase Plan (the “2014 ESPP”), which became effective in connection with the IPO.  On January 1 of each year for the ten year term of the plan, the number of shares issuable under the 2014 ESPP can be increased by an amount equal to up to 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or a lesser number agreed to by the Company’s board of directors. No more than 4.0 million shares may be issued over the ten year term of the 2014 ESPP without the consent of the Company’s stockholders.  Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2014 ESPP.

The Company initially reserved 310,000 shares of common stock for issuance pursuant to the 2014 ESPP upon its adoption and, on January 16, 2015, the Company’s board of directors reserved an additional 181,994 shares of common stock for issuance pursuant to the 2014 ESPP. As of September 30, 2015, the total reserve available for issuance pursuant to the 2014 ESPP was 372,529 shares of common stock, which reserve is net of issuances of 119,465 shares of common stock.   The 2014 ESPP is intended to qualify as an “employee stock purchase plan,” under Section 423 of the Internal Revenue Code of 1986 for the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.

The 2014 ESPP provides for a 24-month offering period with four consecutive six‑month purchase periods during each offering period.  Employees are able to purchase shares of common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period (the “Offering Date”) or on the last day of each six-month purchase period (the “Purchase Date”). The closing price as quoted by the Nasdaq is deemed to be the fair value of the Company’s common stock on the Offering Date or the Purchase Date, or if there are no sales on such date, then the last preceding business day on which there were sales. In the event that the closing price of the Company's common stock on the Purchase Date is lower than it was on the Offering Date, then all participating employees may re-enroll in a new 24-month offering period that commences the day following the Purchase Date.

The fair value of the purchase rights granted under the 2014 ESPP between April 2, 2014 and May 19, 2015 and the offering periods commencing on November 20, 2014 and May 20, 2015 were estimated by applying the

Black-Scholes option-pricing model to each of the four purchase periods in each offering period using the following assumptions:

	Year Ended
	September 30, 2015
Fair value of common stock	$5.49	–	12.31
Grant price	$4.67	–	10.46
Expected term (in years)	0.50	–	2.00
Expected volatility	47%	–	64%
Risk-free interest rate	0.07%	–	0.63%
Expected dividend rate		0%

Fair Value of Common Stock — The fair market value of the Company’s common stock on the first day of each offering period, or $8.00 for the first offering period, based on the Company's IPO price, $5.49 for the offering period commencing on November 20, 2014, and $12.31 for the offering period commencing on May 20, 2015.

Grant Price — 85% of the fair market value of the Company’s common stock on the first day of each offering period, or $6.80 for the first offering period, $4.67 for the offering period commencing November 20, 2014, and $10.46 for the offering period commencing May 20, 2015.

Expected Term — The expected term is based on the end dates of the four purchase periods of each offering period under the 2014 ESPP, which are either six,  twelve,  eighteen or twenty four months.

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

Risk-Free Interest Rate — The risk-free interest rate is based on the constant maturity yields of U.S. Treasury notes with remaining maturities similar to each expected term.

Expected Dividend Rate — The Company has never paid any dividends, does not plan to pay dividends in the foreseeable future, and, therefore, uses an expected dividend rate of zero in the valuation model.

For the years ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $0.5 million and $0.3 million and for the year ended September 30, 2015, the Company issued 119,465 shares of common stock to employees related to the 2014 ESPP.

Stock-Based Compensation Expense

Employee stock-based compensation expense for fiscal 2015, 2014 and 2013 is classified in the statements of operations and comprehensive loss as follows (in thousands):

	Year ended September 30,
	2015	2014	2013
Cost of product revenues	$344	$188	$35
Cost of contract research and development revenues	187	196	21
Research and development	540	151	39
General and administrative	1,643	1,094	235
Total stock-based compensation	$2,714	$1,629	$330

As of September 30, 2015, there was a total of $5.2 million of unrecognized employee compensation cost, net of estimated forfeitures, related to non-vested stock option awards and the 2014 ESPP, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.7 years.

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

In October 2012, the Company reached a revised settlement related to the two recalls which provided for a total and combined remaining liability of $5.0 million as of September 30, 2012. The revised liability will be repaid through quarterly payments in arrears based on a percentage of the average of the total net revenues recorded by the Company related to Fentanyl TDS. These quarterly payments have been paid to Actavis since July 1, 2013 and will continue through April 1, 2017. To the extent that the revised settlement liability is not repaid as of April 1, 2017, the remaining liability, if any, will be converted into the most recent form of capital stock issued by the Company in connection with a financing, at the price per share of that financing. The revised liability does not accrue interest. During fiscal 2015 and 2014, the Company repaid $0.7 million and $1.1 million of this liability.

The following table summarizes the changes to the product recall liability (in thousands):

	Year Ended September 30,
	2015	2014	2013
Beginning balance	$3,710	$4,832	$5,000
Payment of settlement liability	(721)	(1,122)	(168)
Ending balance	$2,989	$3,710	$4,832

15. Product Liability

As discussed in Note 9, there are other potential liabilities that the Company may incur relating to the products it manufactures, including potential product liability claims. For fiscal 2015, 2014 and 2013, the Company has provided a reserve for these potential claims taking into account the insurance coverage maintained for such claims, the nature and extent of such claims, and the Company's past success in defending and/or settling such claims. The Company does not expect a material financial impact to arise from such claims to date.

The following table summarizes the changes to the product liability reserve (in thousands):

	Year Ended September 30,
	2015	2014	2013
Beginning balance	$85	$90	$720
Settlement payments	—	—	(1,300)
Expense (income)	(60)	(5)	670
Ending balance	$25	$85	$90

16. Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during fiscal 2015, 2014 and 2013 (in thousands, except share and per share data):

	Year Ended September 30,
	2015	2014	2013
Net loss attributable to common stockholders, basic and diluted	$(28,450)	$(9,912)	$(13,877)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,709,292	10,043,640	2,222,981
Net loss per share attributable to common stockholders, basic and diluted	$(1.52)	$(0.99)	$(6.24)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended September 30,
	2015	2014	2013
Convertible preferred stock	—	—	3,567,811
Stock options to purchase common stock	2,914,977	2,089,586	1,781,844
Shares authorized under the 2014 ESPP	372,529	310,000	—
Common stock warrants	51,386	128,582	1,294,618
Preferred stock warrants	—	—	172,276

17. Income Taxes

The Company did not record a provision for Federal income taxes for fiscal 2015, 2014 or 2013, due to its net operating losses in the periods. The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of the net operating loss carryforwards and research and development tax credit carryforwards.

For purposes of Federal income taxes, the Company operates in only one jurisdiction, the United States. The following table presents a reconciliation of the tax expense (benefit) computed at the statutory federal rate and the Company's tax expense (benefit) for the period presented (in thousands):

	Year Ended September 30,
	2015	2014	2013
Income tax benefit — computed as 34% of pretax loss	$(9,672)	$(3,370)	$(4,717)
Effect of nondeductible expenses	551	695	695
State and local income tax expenses	1	1	1
Valuation allowance	9,614	2,403	4,270
Effect of tax credits and other	(256)	(13)	(50)
State deferred taxes	(238)	285	(188)
Other	3	—	(10)
Total	$3	$1	$1

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2015 and 2014 are as follows (in thousands):

	As of September 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$35,120	$26,279
Depreciation	949	694
Accrued expenses	1,427	1,686
Research and development tax credit	2,238	1,982
State deferred taxes	1,890	1,651
Other	1,822	1,508
Gross deferred tax assets	43,446	33,800
Valuation allowance	(43,170)	(33,518)
Net deferred tax assets	276	282
Deferred tax liabilities:
Other	(276)	(282)
Gross deferred tax liabilities	(276)	(282)
Net deferred tax liabilities	$—	$—

As of September 30, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of $103.3 million and $16.3 million. These net operating loss carryforwards will expire, if not utilized, beginning in 2026 and 2017 for federal and state income tax purposes.

Realization of deferred tax assets is dependent on future taxable income, the existence and timing of which is uncertain. Based on the Company's history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly has placed a full valuation allowance on its net deferred tax assets. The valuation allowance increased by $9.7 million and $2.5 million in fiscal 2015 and 2014.

As of September 30, 2015, the Company had tax credit carryforwards of $2.2 million and $1.7 million available to reduce future taxable income, if any, for federal and California state income tax purposes. The federal tax credit carryforwards begin to expire in 2022. California tax credits have no expiration date.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize net operating losses and tax credit carryforwards may be significantly limited in the future as a result of such an ownership change.

The Company had unrecognized tax benefits (“UTBs”) of approximately $0.2 million as of September 30, 2015.  The net deferred tax assets associated with these UTBs are fully offset by a valuation allowance.  The Company did not have any material unrecognized tax benefits as of September 30, 2014. The following table summarizes the activity related to the UTBs (in thousands):

As of September 30,
2015

Balance - September 30, 2014	$—
Increases related to current year tax provisions	—
Increases related to prior year tax provisions	226
Balance - September 30, 2015	$226

All of these UTBs, if recognized, would affect the effective tax rate before consideration of the valuation allowance.

It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company's assessment, including experience and complex judgments about future events, the Company does not expect that changes in the amount of UTBs during the next 12 months will have a significant impact on the Company's financial position or results of operations.

It is the Company's policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, as necessary. There were no interest expense or penalties related to the UTBs recorded through September 30, 2015.

The Company files income tax returns in the U.S. federal jurisdiction as well as in California, Michigan, and New Jersey. The tax years ending September 30, 2011 to September 30, 2014 remain open to examination by the jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

18. Employee Benefit Plan

The Company has a defined-contribution retirement plan that allows for discretionary contributions from the Company. Contributions totaled $101,000,  $93,000 and $90,000 for fiscal 2015, 2014 and 2013.

19. Segment and Enterprise-Wide Information

The Company's chief operating decision maker is its President and Chief Executive Officer. The President and Chief Executive Officer reviews the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, or operating results for levels or components. Accordingly, the Company has a single reporting segment and operating unit structure.

All of the Company's revenues are derived from partners located primarily in North America and all long-lived assets are located in the United States.

20. Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended September 30, 2015 and 2014 are as follows (in thousands, except per share amounts):

	Fiscal 2015 Quarter Ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015
Total revenue	$9,766	$11,291	$10,598	$9,266
Operating expenses	$14,856	$16,541	$14,592	$15,956
Net loss	$(6,759)	$(7,142)	$(5,914)	$(8,635)
Basic and diluted net loss per common share	$(0.37)	$(0.40)	$(0.33)	$(0.42)

	Fiscal 2014 Quarter Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
Total revenue	$10,468	$10,717	$10,183	$11,072
Operating expenses	$11,530	$11,511	$13,580	$15,869
Net income (loss)	$(2,098)	$3,534	$(4,981)	$(6,367)
Basic net income (loss) per common share	$(0.94)	$0.50	$(0.28)	$(0.35)
Diluted net income (loss) per common share	$(0.94)	$0.33	$(0.28)	$(0.35)

21. Subsequent Events

On November 11, 2015, the Company’s term loan agreement (see Note 8) was amended to modify the financial covenants for minimum annual revenues, beginning with the 12 months ending June 30, 2016, and minimum liquidity.  The Company has been in continuous compliance with the financial covenants since the inception of the loan.

* * * **

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a‑15(e) and Rule 15d‑15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible disclosure controls and procedures.

Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of September 30, 2015, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting is effective as of September 30, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm with respect to our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal control over financial reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a‑15(f) and Rule 15d‑15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer did not identify any change in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in an amendment to this Annual Report on Form 10‑K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be included in an amendment to this Annual Report on Form 10‑K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in an amendment to this Annual Report on Form 10‑K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in an amendment to this Annual Report on Form 10‑K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in an amendment to this Annual Report on Form 10‑K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10‑K:

(a)Financial Statements

The information concerning our financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10‑K in Item 8, entitled “Financial Statements and Supplementary Data.”

(b)Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Financial Statements or notes thereto.

(c)Exhibits.

The list of exhibits filed with this report is set forth in the Exhibit Index following the signature pages and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on December 15, 2015.

CORIUM INTERNATIONAL, INC.

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Staple and Robert S. Breuil, and each of them, as his true and lawful attorneys‑in‑fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys‑in‑fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter D. Staple	Chief Executive Officer and Director	December 15, 2015
Peter D. Staple	(Principal Executive Officer)

/s/ Robert S. Breuil	Chief Financial Officer (Principal Financial	December 15, 2015
Robert S. Breuil	Officer)

/s/ Timothy D. Sweemer	Chief Accounting Officer (Principal	December 15, 2015
Timothy D. Sweemer	Accounting Officer)

/s/ Eric Bjerkholt	Director	December 15, 2015
Eric Bjerkholt

/s/ Bhaskar Chaudhuri, Ph.D.	Director	December 15, 2015
Bhaskar Chaudhuri, Ph.D.

/s/ Ronald Eastman	Director	December 15, 2015
Ronald Eastman

/s/ Phyllis Gardner, M.D.	Director	December 15, 2015
Phyllis Gardner, M.D.

/s/ Ivan Gergel, M.D.	Director	December 15, 2015
Ivan Gergel, M.D.

/s/ Paul Goddard, Ph.D.	Director	December 15, 2015
Paul Goddard, Ph.D.

/s/ David Greenwood	Director	December 15, 2015
David Greenwood

/s/ Robert Thomas	Director	December 15, 2015
Robert Thomas

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation	10‑Q	001‑36375	3.1	May 14, 2014
3.2	Restated Bylaws	10‑Q	001‑36375	3.2	May 14, 2014
4.1	Form of Common Stock Certificate.	S‑1	333‑194279	4.1	March 24, 2014
4.2	Investors’ Rights Agreement, dated September 20, 2007, by and among the Registrant and certain of its stockholders, as amended.	S‑1	333‑194279	4.2	March 24, 2014
10.1+	Form of Indemnity Agreement.	S‑1	333‑194279	10.1	March 24, 2014
10.2+	2002 Stock Option Plan and forms of award agreements.	S‑1	333‑194279	10.2	March 3, 2014
10.3+	Stratagent 2003 Stock Option Plan.	S‑8	333‑195006	4.6	April 3, 2014
10.4+	2012 Equity Incentive Plan and forms of award agreements.	S‑1	333‑194279	10.3	March 3, 2014
10.5+	2014 Equity Incentive Plan.	S‑1	333‑194279	10.4	March 24, 2014
10.6+	2014 Employee Stock Purchase Plan	S‑1	333‑194279	10.5	March 24, 2014
10.7+	Offer Letter, accepted and agreed to on March 14, 2008, by and between the Registrant and Peter D. Staple.	S‑1	333‑194279	10.6	March 3, 2014
10.8+	Offer Letter, accepted and agreed to on August 28, 2012, by and between the Registrant and Robert S. Breuil.	S‑1	333‑194279	10.7	March 3, 2014
10.9+	Severance Benefits Letter, accepted and agreed to on June 25, 2013, by and between the Registrant and Parminder Singh.	S‑1	333‑194279	10.8	March 3, 2014
10.10	Lease dated March 20, 2002, by and between the Registrant and Baker‑Wilcox L.L.C. (predecessor to Virtu Brunswick Associates, LLC) as amended March 1, 2004, March 22, 2007, and July 13, 2012.	S‑1	333‑194279	10.9	March 3, 2014
10.11	Lease dated April 5, 2004, by and between the Registrant and Firco Associates, L.L.C. (predecessor to Virtu Brunswick Associates, LLC), as amended November 10, 2004, March 22, 2007, and July 1, 2012.	S‑1	333‑194279	10.10	March 3, 2014
10.12	Business Park Lease dated October 13, 2006, by and between the Registrant and David D. Bohannon Organization, as amended November 15, 2013.	S‑1	333‑194279	10.11	March 3, 2014
10.13	Lease dated April 30, 2012, by and between the Registrant and 4741 Talon Court L.L.C.	S‑1	333‑194279	10.12	March 3, 2014

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith
10.14	Term Loan Agreement dated July 13, 2012, by and among the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P.	S‑1	333‑194279	10.14	March 3, 2014
10.15†	Product Development, Collaboration and License Agreement, dated May 11, 2002, by and between the Registrant and Abrika LLLP (predecessor‑in‑interest to Par Pharmaceutical, Inc.), as amended November 12, 2003.	S‑1	333‑194279	10.15	March 24, 2014
10.16†	Manufacturing and Supply Agreement For Transdermal Fentanyl, dated November 12, 2003, by and between the Registrant and Abrika LLLP (predecessor‑in‑interest to Par Pharmaceutical, Inc.), as amended July 24, 2013.	S‑1	333‑194279	10.16	March 24, 2014
10.17†	Assignment and Assumption Agreement, dated November 6, 2012, by and between Actavis South Atlantic LLC, and Par Pharmaceutical, Inc., and acknowledged and consented to by the Registrant.	S‑1	333‑194279	10.17	March 3, 2014
10.18†	Amended and Restated Settlement Agreement, dated November 6, 2012, by and between the Registrant and Actavis South Atlantic LLC.	S‑1	333‑194279	10.18	March 24, 2014
10.19†	Development, License and Commercialization Agreement, dated October 18, 2006, by and between the Registrant and Agile Therapeutics, Inc. as modified by the Addendum to the Development, License and Commercialization Agreement, dated January 10, 2012, by and between the Registrant and Agile Therapeutics, Inc. and Addendum No. 2 to Development, License and Commercialization Agreement, dated February 6, 2013, by and between the Registrant and Agile Therapeutics, Inc.	S‑1	333‑194279	10.19	March 24, 2014
10.20†	Development, Manufacturing and Commercialization Agreement, dated May 5, 2004, by and between the Registrant and Barr Laboratories, Inc., as amended by letter agreements dated September 8, 2009 and June 21, 2010.	S‑1	333‑194279	10.20	March 24, 2014
10.21†	Development, Manufacturing and Commercialization Agreement, dated August 14, 2006, by and between the Registrant and Barr Laboratories, Inc.	S‑1	333‑194279	10.21	March 24, 2014

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith
10.22†	License Agreement, dated June 13, 2005, by and between the Registrant and The Procter & Gamble Company.	S‑1	333‑194279	10.22	March 24, 2014
10.23†	Restated Supply Agreement, dated June 4, 2010, by and between the Registrant and The Procter & Gamble Manufacturing Company as amended effective on October 8, 2010 and February 1, 2014.	S‑1	333‑194279	10.23	March 24, 2014
10.24+	Form of Forfeiture of Bonus.	S‑1	333‑194279	10.24	March 24, 2014
10.25†	Restated Supply Agreement between Registrant and The Procter & Gamble Manufacturing Company, dated June 30, 2014.	10‑Q	001‑36375	10.1	August 12, 2014
10.26	Amendment to Business Park Lease, by and between Registrant and David D. Bohannon Organization, dated July 19, 2014.	10‑Q	001‑36375	10.2	August 12, 2014
10.27	Amended and Restated Term Loan Agreement dated November 14, 2014, by and among the Registrant and certain entities affiliated with CRG.	10‑K	001‑36375	10.27	December 15, 2015
10.28	Second Amendment to Transdermal Fentanyl Agreements, dated June 26, 2015	10‑Q	001‑36375	10.1	July 30, 2015
10.29+	Offer Letter, accepted and agreed to on April 14, 2015, by and between the Registrant and Joseph J. Sarret.					X
10.30	Amendment to Lease, by and between Registrant and David D. Bohannon Organization, dated September 9, 2015.					X
10.31	Amendment Agreement No. 1 to Amended and Restated Term Loan Agreement by and among the Registrant and certain entities affiliated with CRG, dated November 11, 2015,					X
21.1	Subsidiaries of the Registrant.	S‑1	333‑194279	21.1	March 3, 2014
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes‑Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes‑Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002					X

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+Indicates a management contract or compensatory plan.

†Portions of exhibit have been granted confidential treatment by the SEC.

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.