Form 10-Q
period 2015-12-31
Corium International, Inc.
filed 2016-02-12
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

As of February 10, 2016, there were approximately 22,220,350 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	As of December 31,	As of September 30,
	2015	2015 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,028	$72,218
Accounts receivable	3,122	4,461
Unbilled accounts receivable	883	812
Inventories, net	2,864	2,902
Prepaid expenses and other current assets	1,058	1,367
Total current assets	70,955	81,760
Property and equipment, net	11,603	11,593
Debt financing costs, net	706	554
Intangible assets, net	6,944	6,837
TOTAL ASSETS	$90,208	$100,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,746	$3,952
Accrued expenses and other current liabilities	3,096	4,091
Long-term debt, current portion	58	57
Capital lease obligations, current portion	694	820
Recall liability, current portion	760	760
Deferred contract revenues, current portion	104	134
Total current liabilities	7,458	9,814
Long-term debt, net of current portion	50,234	49,807
Capital lease obligations, net of current portion	—	72
Recall liability, net of current portion	2,039	2,229
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	63,231	65,422
Commitments and contingencies
Stockholders’ equity:
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 22,219,413 and 22,160,991 shares issued and outstanding as of December 31, 2015 and September 30, 2015	22	22
Additional paid-in capital	167,140	166,085
Accumulated deficit	(140,185)	(130,785)
Total stockholders’ equity	26,977	35,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,208	$100,744

(1)	Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Revenues:
Product revenues	$5,972	$6,539
Contract research and development revenues	1,270	2,930
Other revenues	295	297
Total revenues	7,537	9,766
Costs and operating expenses:
Cost of product revenues	4,298	4,087
Cost of contract research and development revenues	3,056	3,717
Research and development expenses	4,457	4,197
General and administrative expenses	3,017	2,687
Amortization of intangible assets	159	161
Loss on disposal and sale and leaseback of equipment	—	7
Total costs and operating expenses	14,987	14,856
Loss from operations	(7,450)	(5,090)
Interest income	30	2
Interest expense	(1,977)	(1,669)
Loss before income taxes	(9,397)	(6,757)
Income tax expense	3	2
Net loss and comprehensive loss	$(9,400)	$(6,759)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.37)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,188,332	18,034,689

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

Condensed Statement of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - September 30, 2015	22,160,991	$22	$166,085	$(130,785)	$35,322
Issuance of common stock under Employee Stock Purchase Plan	56,758	—	268	—	268
Issuance of common stock upon exercise of stock options	1,664	—	9	—	9
Stock-based compensation expense	—	—	778	—	778
Net loss and comprehensive loss	—	—	—	(9,400)	(9,400)
Balance - December 31, 2015	22,219,413	$22	$167,140	$(140,185)	$26,977

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(9,400)	$(6,759)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	479	553
Loss on disposal and sale and leaseback of equipment	—	7
Amortization of intangible assets	159	161
Noncash amortized debt issue costs on long-term debt and capital leases	48	45
Noncash amortized discount on long-term debt and capital leases	6	7
Stock-based compensation expense	778	688
Changes in operating assets and liabilities:
Accounts receivable	1,339	106
Unbilled accounts receivable	(71)	151
Inventories, net	38	(874)
Prepaid expenses and other current assets	534	308
Accounts payable	(1,453)	1,077
Accrued expenses and other current liabilities	(554)	(1,163)
Deferred contract revenues	(30)	3
Recall liability	(190)	(196)
Net cash used by operating activities	(8,317)	(5,886)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(467)	(328)
Payments for patents and licensing rights	(266)	(198)
Net cash used by investing activities	(733)	(526)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	10,000
Payment of transaction costs associated with issuance of long-term debt and capital leases	(200)	(150)
Principal payments on long-term debt	(18)	(16)
Principal payments on capital lease obligations	(199)	(187)
Proceeds from exercise of stock options	9	9
Proceeds from issuance of common stock under Employee Stock Purchase Plan	268	298
Net cash provided (used) by financing activities	(140)	9,954
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,190)	3,542
CASH AND CASH EQUIVALENTS — Beginning of period	72,218	36,395
CASH AND CASH EQUIVALENTS — End of period	$63,028	$39,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,481	$1,252
Cash paid for income taxes	$3	$1
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$220	$46
Issuance of payment-in-kind notes in lieu of cash interest payments	$441	$365
Unpaid deferred offering costs	$225	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of December 31, 2015 and the statements of operations and comprehensive loss for the three months ended December 31, 2015 and 2014, statement of stockholders’ equity for the three months ended December 31, 2015 and statements of cash flows for the three months ended December 31, 2015 and 2014 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2015 and its results of operations and cash flows for the three months ended December 31, 2015 and 2014. The financial data and the other financial information contained in these notes to the financial statements related to the three month periods are also unaudited. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the year ending September 30, 2016 or for any future annual or interim period. The balance sheet as of September 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended September 30, 2015 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on December 16, 2015.

There have been no material changes to the significant accounting policies previously disclosed in the Company’s audited financial statements for the year ended September 30, 2015.

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

For the three months ended December 31, 2015, three partners accounted for 85% of the Company’s revenues and 81% of accounts receivable as of December 31, 2015. These same partners accounted for 84% of accounts receivable as of September 30, 2015. For the three months ended December 31, 2014, four partners accounted for 89% of the Company’s revenues.

Comprehensive Income (Loss)

During the three months ended December 31, 2015 and 2014, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of December 31, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$62,811	$—	$—	$62,811

	As of September 30, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$71,970	$—	$—	$71,970

The following financial liabilities have carrying values which differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (Level III valuation) (in thousands):

	As of December 31, 2015
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$50,292	$50,375	$83

	As of September 30, 2015
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$49,864	$49,967	$103

3.  Inventories

Inventories consist of the following (in thousands):

	As of December 31,	As of September 30,
	2015	2015
Raw materials	$1,512	$1,573
Work in process	742	852
Finished goods	706	612
Total inventories, cost	2,960	3,037
Less inventory reserves	(96)	(135)
Total inventories, net	$2,864	$2,902

4. Long-Term Debt

Outstanding long-term debt consists of the following (in thousands):

	As of December 31,	As of September 30,
	2015	2015
Term loan agreement expiring June 30, 2019, less discount of $54 and $58 as of December 31, 2015 and September 30, 2015. See terms of the agreement below.	$49,740	$49,295
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due April 2017	59	66
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	493	503
Total	50,292	49,864
Less current portion	58	57
Long-term portion	$50,234	$49,807

On July 13, 2012, the Company completed a $35.0 million term loan agreement with CRG, a structured debt and equity investment management firm. In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement. On November 14, 2014, the agreement was amended to, among other things, increase the principal amount available under the term loan by $10.0 million, extend the interest-only period to June 30, 2018, and extend the maturity from June 30, 2017 to June 30, 2019. The amended agreement provides for a maximum borrowing of $45.0 million, excluding PIK notes, as defined below. The amended agreement requires interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on June 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contains a provision whereby the Company can, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into additional notes (payment-in-kind (“PIK”) notes). Amounts outstanding under the term loan agreement are collateralized by all of the Company’s assets. The amended agreement also provides for a prepayment penalty, the amount of which varies with the date on which prepayment is made, if the Company chooses to repay principal prior to June 30, 2018 or upon other specified events, including a change of control. On December 4, 2014, the Company borrowed the remaining $10.0 million of principal provided for in the amended agreement. As of December 31, 2015 and September 30, 2015, the Company had converted $4.8 million and $4.4 million of interest into PIK notes, each of which added to the then-outstanding principal, and is included in the balances shown as of those dates. As of December 31, 2015, the principal amount outstanding under the term loan agreement, including all PIK notes, was $49.8 million.

The term loan agreement was amended in November 2015 to modify the financial covenants for minimum annual revenues (beginning with the 12 months ended June 30, 2016) and minimum liquidity, with which the Company has been in continuous compliance since the inception of the loan.

5.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended December 31,
	2015	2014
Teva	$1,518	$1,904
Par	1,814	2,308
P&G	3,087	3,677
Other	1,118	1,877
Total revenues	$7,537	$9,766

Included in total revenues above are royalties and profit sharing totaled $0.7 million and $0.6 million for the three months ended December 31, 2015 and 2014.

6.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions from fiscal 2008 through fiscal 2013. The warrants were recorded as equity instruments at the date of their issuances based on the terms of the warrants.

As of December 31, 2015 and September 30, 2015, warrants to purchase 51,386 shares of common stock, on an as-converted basis, were outstanding with a weighted-average exercise price of $9.26 per share.  All of the common stock warrants are exercisable at any time up to ten years from issuance.  The fair value of these warrants was recorded in stockholders’ equity upon issuance.

7.  Convertible Preferred Stock, Common Stock and Stockholders' Equity

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of December 31, 2015 and September 30, 2015 with a par value of $0.001 per share.  No preferred stock was outstanding as of those dates.

Common Stock

The Company was authorized to issue up to 150.0 million shares of common stock as of December 31, 2015 and September 30, 2015 with a par value of $0.001 per share. As of December 31, 2015, there were 22,219,413 shares of common stock outstanding and as of September 30, 2015, there were 22,160,991 shares of common stock outstanding.

Controlled Equity Offering

In December 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of its common stock, par value $0.001 per share, with aggregate proceeds of up to $20.0 million.  The offer and sale of these shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-204025) filed by the Company with the SEC on May 8, 2015 and declared effective by the SEC on May 21, 2015, as supplemented by a prospectus supplement dated and filed with the SEC on December 30, 2015. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from any shares sold by Cantor Fitzgerald. During the three months ended December 31, 2015, the Company did not sell any shares under this sales agreement.

8.  Stock-Based Compensation

Equity Incentive Plans

As of December 31, 2015 and September 30, 2015, the Company had three equity incentive plans, all of which are sponsored by the Company. On March 20, 2014, the Company's board of directors approved the adoption of the 2014 Equity Incentive Plan (the "2014 Plan"). Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which was adopted in November 2012 and was replaced by the 2014 Plan. The Company also sponsored the 2002 Stock Option Plan that expired in 2012. On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan will be automatically increased by an amount equal to up to 4% of the number of shares of common stock outstanding as of the preceding December 31, or such lesser number agreed to by the Company’s board of directors. On January 16, 2015, the Company’s board of directors authorized an increase of 722,834 shares to be added to the total number of shares of common stock issuable under the 2014 Plan. As of December 31, 2015 and September 30, 2015, the Company had reserved 3,743,709 and 3,745,373 shares of common stock for issuance pursuant to the Corium Plans and had 251,392 and 830,396 shares of common stock available for grant pursuant to the 2014 Plan. The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

Stock Option Summary

The exercise price of each option issued under the Corium Plans is required to be no less than the fair market value of the Company's common stock on the date of the grant. The maximum term of the options is ten years and the vesting period is typically four years.

A summary of stock option activity under the Corium Plans during the three months ended December 31, 2015 is as follows:

		Weighted	Weighted Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Life (Years)	(In thousands)
Balance - September 30, 2015	2,914,977	$4.04	6.94	$15,482
Granted	593,200	$7.81
Exercised	(1,664)	$5.31
Forfeited / Cancelled	(44,196)	$4.32
Balance - December 31, 2015	3,462,317	$4.68	7.23	$11,909

Options exercisable - December 31, 2015	1,840,258	$3.04	5.69	$9,342
Options vested and expected to vest - December 31, 2015	3,300,208	$4.56	7.13	$11,763

All outstanding options under the Corium Plans as of December 31, 2015 have an exercise price between $2.12 and $14.12 per share.

Restricted Stock Unit Summary

The Company grants restricted stock unit awards under the 2014 Plan that typically vest over a four-year period.  For the three months ended December 31, 2015, the Company granted 30,000 restricted stock unit awards at a grant date fair value of $7.94.  All restricted stock units were unvested as of December 31, 2015. The Company did not grant any restricted stock units during the three months ended December 31, 2014.

As of December 31, 2015, there was a total of $0.2 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock units, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 4.1 years

2014 Employee Stock Purchase Plan

On March 20, 2014, the Company's board of directors approved the adoption of the 2014 Employee Stock Purchase Plan (the "2014 ESPP"). On January 1 of each year during the ten-year term of the plan, the number of shares issuable under the 2014 ESPP can be increased by an amount equal to up to 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or a lesser number agreed to by the Company’s board of directors. No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company's stockholders. Shares subject to purchase rights granted under the Company's 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company's 2014 ESPP.

The 2014 ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company's common stock through accumulated payroll deductions. As of December 31, 2015 and September 30, 2015, the total reserve available for issuance pursuant to the 2014 ESPP was 315,771 and 372,529 shares of common stock.

For the three months ended December 31, 2015 and 2014, the Company recorded stock-based compensation expense of $77,000 and $164,000 and issued 56,758 and 61,042 shares of common stock to employees related to the 2014 ESPP.

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three months ended December 31, 2015 and 2014 is classified in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three months ended December 31,
	2015	2014
Cost of product revenues	$75	$102
Cost of contract research and development revenues	43	57
Research and development	157	126
General and administrative	503	403
Total stock-based compensation	$778	$688

As of December 31, 2015, there was a total of $7.1 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock option awards, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.8 years.

9.  Product Recall Liability

In fiscal 2008 and fiscal 2010, Allergan, Inc., formerly known as Actavis Inc. (“Actavis”) issued two voluntary recalls of certain lots and strengths of Fentanyl TDS manufactured by the Company and sold and distributed at that time by Actavis in the United States. The Company and Actavis negotiated financial settlements for these two recalls, and the Company accrued amounts related to these settlements in fiscal 2009 and 2011. These recall liabilities were subsequently reduced through various mechanisms per the terms of the settlement agreements.

In October 2012, the Company reached a revised settlement related to the two recalls, which provided for a total and combined remaining liability of $5.0 million as of the settlement date. The revised liability will be repaid through quarterly payments in arrears based on a percentage of the average of the total net revenues recorded by the Company in those prior periods related to Fentanyl TDS. These quarterly payments have been paid to Actavis since July 1, 2013 and will continue through April 1, 2017. To the extent that the revised settlement liability has not been fully repaid as of April 1, 2017, the remaining liability, if any, will be converted into the most recent form of capital stock issued by the Company in connection with a financing, at the price per share of that financing. The revised liability does not accrue interest.

During the three months ended December 31, 2015 and 2014, the Company made settlement payments of $0.2 million and $0.2 million.

10.  Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during the three months ended December 31, 2015 and 2014 (in thousands, except share and per share data):

	Three Months Ended
	December 31,
	2015	2014
Basic and diluted net loss per share
Net loss attributable to common stockholders, basic and diluted	$(9,400)	$(6,759)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,188,332	18,034,689
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.37)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended
	December 31,
	2015	2014
Stock options to purchase common stock	3,462,317	2,754,789
Unvested restricted stock unit awards	30,000	—
Shares authorized under the 2014 ESPP	315,771	248,985
Common stock warrants	51,386	128,582

11.  Income Taxes

The Company did not record a provision for Federal income taxes for the three months ended December 31, 2015 because it expects to generate a net operating loss for the year ending September 30, 2016. The income tax expense of $3,000 for the three months ended December 31, 2015 represents minimum statutory payments due in the states in which the Company is subject to taxation. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

All of the Company’s revenues are derived from partners located primarily in North America and all long-lived assets are located in the United States.

13. Subsequent Events

On January 11, 2016, pursuant to the provisions of the respective plans, the board of directors authorized and approved the registration of 888,776 additional shares of the Company’s common stock subject to issuance by the Company under the 2014 Plan and 257,631 additional shares of the Company’s common stock subject to issuance by the Company under the 2014 ESPP.

On February 12, 2016, the Company entered into a lease agreement pursuant to which the Company will lease approximately 48,240 square feet of space, which will replace the Company’s current headquarters. The lease agreement provides for a term of ten years, commencing on or about August 1, 2016.  The Company has an option to extend the term of the lease agreement for an additional seven years. Pursuant to the lease agreement, annual base rent will be approximately $72,360 per month for the first twelve months following the commencement of the term, $110,952 per month for the next twelve months and will increase by approximately 3% annually thereafter.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2015 included in the Annual Report on Form 10-K for the year ended September 30, 2015, and filed with SEC on December 16, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions or variations. Such forward‑looking statements may include, but are not limited to, our plans and strategy for our business, and are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward‑looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year ends September 30. Throughout this discussion and analysis, references to “fiscal,” “fiscal year” or “fiscal years” refer to years ended September 30.

Company Overview

We are a commercial stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience in transdermal and transmucosal delivery systems. Together with our partners, we have successfully developed seven marketed products in the prescription drug and consumer markets, and we are the sole commercial supplier of each of those products for our marketing partners. We use our novel transdermal and transmucosal approaches to bring new products to markets that present significant opportunities. Our development platforms enable transdermal delivery of large molecules, or biologics, including vaccines, peptides and proteins, as well as small molecules that are otherwise difficult to deliver in a transdermal dosage form. Our pipeline includes two partnered products that are the subject of applications for approval by the U.S. Food and Drug Administration (the “FDA”). In addition, we have several partner- and self-funded programs at earlier stages.

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

Our partnership with Par is the result of a Federal Trade Commission (the “FTC”)-mandated divestiture of Fentanyl transdermal delivery systems (“TDS”) from Actavis, Inc. in connection with the merger of Actavis with

Watson Pharmaceuticals. We began the development of Fentanyl TDS with Abrika LLLP in May 2002, and Abrika was subsequently acquired by Actavis in 2007. Actavis commercially launched Fentanyl TDS in 2007. Par currently sells Fentanyl TDS throughout the United States.

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

Partner	Product/Candidate	Application	Status
Teva	Clonidine TDS	Hypertension	Marketed
Par	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	Phase 3
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a Completed
Self-funded	Donepezil TDS	Alzheimer's	Phase 1
Aequus	Aripiprazole TDS	Neurological Disorders	Phase 1
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Self-funded	Ropinirole TDS	Parkinson's	Preclinical
Self-funded	MicroCor Zolmitriptan	Migraine	Preclinical
Self-funded	MicroCor Fentanyl	Breakthrough Pain	Feasibility
Teva	ANDA	Motion Sickness	ANDA Filed

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

We are developing several additional products utilizing our proprietary technologies that we advanced into human clinical trials during calendar 2015. In February 2015, we commenced Phase 2a trials for MicroCor hPTH(1-34), which utilizes our MicroCor technology to deliver parathyroid hormone, a peptide for treating osteoporosis that is currently available only in an injectable form that requires refrigeration. The interim, topline results of that successful study were reported in July 2015. Our programs in Alzheimer’s and Parkinson’s diseases have advanced into clinical testing. We are actively pursuing two product candidates for the transdermal treatment of Alzheimer’s disease, incorporating donepezil and memantine, two of the drugs already approved by the FDA for the treatment of Alzheimer’s disease.  The donepezil and memantine candidates entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced interim results for the donepezil trial  in February 2016. Additionally, we are pursuing a program for the transdermal treatment of Parkinson’s disease, also incorporating a drug already approved by the FDA, ropinirole, and this product candidate will be ready to advance into human clinical trials in calendar year 2016.

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological disorders. The initial project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of conditions, including Schizophrenia, Major Depressive Disorder, Bipolar 1 Disorder and irritability associated with Autistic Disorder in pediatric patients. Aequus initiated a Phase 1 bioavailability clinical trial for this product in the fourth calendar quarter of 2015. We also have ongoing feasibility agreements with several pharmaceutical and biotechnology companies involving our MicroCor technology, and are currently in active discussions with other parties for additional feasibility and partnering projects.

Components of Statements of Operations

Revenues

During the three months ended December 31, 2015 and 2014, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues —Product revenues consist of product sales to our partners and royalties and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues during the three months ended December 31, 2015 and 2014.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products manufactured and shipped to Teva, along with profit sharing from the net profits earned by Teva on the product.  For the three months ended December 31, 2015, product revenues related to Clonidine TDS increased, compared to the same period in 2014, due to an increase in unit volumes as well as an increase in our profit sharing. We expect our product revenues from Clonidine TDS during fiscal 2016 to be lower than they were during fiscal 2015 due to the impact of additional competition.    Teva is currently in the process of acquiring the generic business of Allergan (formerly Actavis). If this transaction is consummated, it is possible that the FTC could require that Teva divest certain products, which could include the Clonidine TDS product that we manufacture for Teva.  If a party acquiring the product following such a divestiture has less market power than Teva, it may result in a loss of market share and reduced pricing, which we expect could result in a decrease in our revenues.  In addition, it will be difficult to predict the impact of such a divestiture on our results of operations until any transition period is complete.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products manufactured and shipped to Par, along with a royalty on Par’s net sales of the product.  Product revenues related to Fentanyl TDS declined for the three months ended December 31, 2015, compared to the same period in 2014This decline was a result of an amendment to our agreements with Par in June 2015, which amended the pricing and payment provisions and other business terms in exchange for, among other things, the termination of Par’s exclusive rights to products other than the fentanyl reservoir patch, an AB-rated generic equivalent to DURAGESIC®, currently being manufactured by us for Par. The amended terms also include the elimination of the royalty obligations on new purchase orders and establish mutually agreeable transfer pricing. We expect that our product revenues from Fentanyl TDS will continue to decline in fiscal 2016 as a result of the terms of this amendment and the continued increase in competition from other generic companies.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues from these products decreased for the three months ended December 31, 2015, compared to the same period in 2014, due to a  decrease in the volume of orders. We expect product sales from P&G to increase in fiscal 2016 as demand for current products increase and as new products may be launched.

Contract Research and Development Revenues —We also generate revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Our contract research and development revenues for the three months ended December 31, 2015 were primarily derived from: our development of new drug products for Teva, one of which is currently in the late stages of development; our co-development arrangements for new drug products; and our development activities related to Twirla. We believe contract research and development revenues will grow as we continue to advance our existing partner-funded and co-funded programs into later and more complex stages of development, and as we add new product programs with new and existing partners. Contract research and development revenues for each program will, however, generally decrease as each product nears regulatory approval.

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

See “—Results of Operations” below for a more detailed discussion of revenues.

Costs and Expenses

Cost of Product Revenues —The primary components of our cost of product revenues are materials, personnel costs, depreciation, facilities costs, other overhead costs, and infrastructure expenses associated with the manufacturing of our products. Our manufacturing overhead costs are significant, and are currently allocated among our products at rates consistent with current unit production volumes. As the number of units we manufacture increases, our overhead costs should increase less rapidly due to economies of scale, resulting in lower per-unit costs associated with higher unit production volumes. Conversely, if total unit production volumes decrease, which is expected to continue to be the case in fiscal 2016, the cost of product revenues, measured as a percentage of product revenues, may increase as we lose economies of scale, unless offset by other savings.

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

Research and Development Expenses —Research and development expenses include costs incurred to develop our proprietary products using our transdermal drug delivery technologies. These costs consist of personnel costs, materials and supplies, overhead and facility costs, preclinical and nonclinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in future periods as we continue to invest in research and development activities related to clinical development of our proprietary pipeline, including our products targeting the treatment of Osteoporosis, Alzheimer’s and Parkinson’s diseases, as well as other future development programs.  See “—Results of Operations” below for more detailed discussion of research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2015 and 2014

	Three Months
	Ended December 31,		Change
(In thousands, except percentages)	2015	2014	$	%
Revenue:
Product revenues	$5,972	$6,539	$(567)	(9)%
Contract research and development revenues	1,270	2,930	(1,660)	(57)%
Other revenues	295	297	(2)	(1)%
Total revenues	7,537	9,766	(2,229)	(23)%
Costs and operating expenses:				0
Cost of product revenues	4,298	4,087	211	5%
Cost of contract research and development revenues	3,056	3,717	(661)	(18)%
Research and development expenses	4,457	4,197	260	6%
General and administrative expenses	3,017	2,687	330	12%
Amortization of intangible assets	159	161	(2)	(1)%
Loss on disposal and sale and leaseback of equipment	—	7	(7)	nm %
Total costs and operating expenses	14,987	14,856	131	1%
Loss from operations	(7,450)	(5,090)	(2,360)	(46)%
Interest income	30	2	28	nm %
Interest expense	(1,977)	(1,669)	(308)	(18)%
Loss before income taxes	(9,397)	(6,757)	(2,640)	(39)%
Income tax expense	3	2	(1)	nm
Net loss and comprehensive loss	$(9,400)	$(6,759)	$(2,641)	(39)%

Revenues

Product revenues decreased $0.6 million, or 9%, for the three months ended December 31, 2015 compared to the same period in 2014. The decrease was primarily driven by a decrease in product revenues from Fentanyl TDS primarily as a result of an amendment to the agreements with our marketing partner that affected our product pricing.

Contract research and development revenues decreased $1.7 million, or 57%, for the three months ended December 31, 2015 compared to the same period in 2014, primarily because several programs currently are in the later stages of development where development activities tend to be lower.  In addition, the decrease in contract research and development revenues was a result of a $0.7 million decrease in revenues related to a development of a new product for an existing partner, a $0.7 million decrease in revenues from our co-development programs, including a $0.4 million decrease related to a co-development program that was terminated during fiscal 2015, and a $0.3 million decrease related to P&G development programs.

Cost of Product Revenues

Cost of product revenues increased $0.2 million, or 5%, for the three months ended December 31, 2015 compared to the same period in 2014, primarily as a result of an increase in raw materials, direct labor and overhead costs associated with Fentanyl TDS. The increase in cost of product revenues in relation to the decrease in product revenues is a result of the amendment to the agreements related to Fentanyl TDS, which affected our product pricing and resulted in higher costs for the product compared to revenue.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues decreased $0.7 million, or 18%, for the three months ended December 31, 2015 compared to the same period in 2014, primarily as a result of a $0.5 million decrease related to our partnered development programs for an existing partner, a $0.6 million decrease in costs related to a co-development program that was terminated during fiscal 2015 and a $0.2 million decrease related to the Twirla program.  The decreases in cost of contract research and development revenues were partially offset by a $0.3 million increase related to our various MicroCor contract feasibility programs and a $0.3 million increase in costs related to co-development programs.

While cost of contract research and development revenues decreased only 18% for the three months ended December 31, 2015 compared to the same period in 2014, contract research and development revenues decreased by 57%.  The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full, or, in some cases, may accelerate the recognition of revenues. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others. This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and, during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

Research and Development Expenses

Research and development expenses increased $0.3 million, or 6%, for the three months ended December 31, 2015 compared to the same period in 2014, reflecting increased investment in our proprietary programs.  This increase was primarily as a result of a $1.8 million increase in research and development funding for our product development programs for Alzheimer’s and Parkinson’s, including the advancement of several formulation candidates through pre-clinical evaluation and the commencement of the Phase 1 clinical studies of both Donepezil TDS and Memantine TDS.  The increased investment is partially offset by a $1.5 million decrease in research and development spending on the MicroCor PTH and MicroCor-related projects as we completed our Phase 2a clinical study of MicroCor PTH in late fiscal 2015.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 12%, for the three months ended December 31, 2015 compared to the same period in 2014, primarily as a result of an increase in salaries and benefits primarily related to the addition of new employees and an increase in stock-based compensation expense primarily related to the issuance of new stock options to employees and directors.

Interest Expense

Interest expense increased by $0.3 million, or 18%, for the three months ended December 31, 2015 compared to the same period in 2014, primarily due to the amendment of our term loan facility, whereby we borrowed an additional $10.0 million in December 2014.

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006.  For the three months ended December 31, 2015, we incurred a net loss of $9.4 million and used $8.3 million of cash in operating activities.  As of December 31, 2015, we had working capital of $63.5 million and stockholders’ equity of $27.0 million.  Our principal sources of liquidity as of December 31, 2015 were cash and cash equivalents totaling $63.0 million.  We hold our cash and cash equivalents in a variety of interest-earning instruments, including money market accounts.

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

Description of Certain Indebtedness — We have several credit facilities under which we have borrowed funds, including a term loan with CRG, capital leases for equipment purchases, and notes payable with lessors for tenant improvements to our leased facilities.  As of December 31, 2015, we were in compliance with all covenants under each of these credit facilities.

Our $35.0 million term loan agreement with CRG was amended in November 2014 to increase the principal amount of the term loan to $45.0 million, excluding all current and future PIK notes.  The amended agreement extended the interest-only period to June 30, 2018, and continues to require that cash interest be paid quarterly at a simple annual rate of 15%, while continuing to permit us to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal, including all then-outstanding PIK notes, into additional PIK notes.  This PIK note option applies to all interest due on or prior to June 30, 2018.  Commencing on September 30, 2018, all then-outstanding principal, including the PIK notes, must be repaid quarterly in four equal installments, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. The agreement has financial covenants, including a minimum annual revenues requirement and a minimum liquidity requirement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement. We have been in continuous compliance with these financial covenants since the inception of the loan.

As of December 31, 2015, the principal amount outstanding under the term loan agreement, including all PIK notes, was $49.8 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for a prepayment penalty if we choose to repay principal prior to maturity, or upon other specified events, including a change of control.

We also have several other credit facilities under which we have borrowed funds, including capital leases for equipment purchases and notes payable with lessors for tenant improvements made to leased facilities. For further details, see Note 8 to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, which was filed with the SEC on December 16, 2015.

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production and development of their products. This reduces our need for financing and lowers the manufacturing cost of these products for these partners, but generally limits our ability to use this equipment for our own or other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended December 31,
	2015	2014
Cash used by operating activities	$(8,317)	$(5,886)
Cash used by investing activities	(733)	(526)
Cash provided (used) by financing activities	(140)	9,954

Cash Flows from Operating Activities  — Cash used by operating activities for the three months ended December 31, 2015 was $8.3 million, which was primarily driven by our net loss of $9.4 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $1.5 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under “—Results of Operations—General and Administrative Expenses.”  The $0.4 million cash used by net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

a $1.5 million use of cash from a decrease in accounts payable primarily resulting from lower level of research and development expenses, including clinical trial costs incurred but not paid as of December 31 2015;

•

a $0.6 million use of cash from a decrease in accrued expenses and other current liabilities, resulting primarily from the payment of accrued incentive compensation during the three months ended December 31, 2015; and

•	a $0.2 million use of cash from a decrease in the recall liability, primarily reflecting the ongoing payments made on a quarterly basis to reduce this liability, partially offset by:
•	$1.3 million in cash provided by a decrease in accounts receivable, primarily related to decreased partner billing at December 31, 2015 compared to September 30, 2015; and
•

$0.5 million in cash provided by a decrease in prepaid expenses and other current assets, primarily related to monthly amortization of prepaid insurance balances for the three months ended December 31, 2015.

Cash used by operating activities for the three months ended December 31, 2014 was $5.9 million, which was primarily driven by our net loss of $6.8 million. We generated negative cash flows from operations as a result of research and development spending in excess of cash flows generated from our commercial activities. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $1.5 million, were all consistent with normal operations other than the increase in stock-based compensation expense, primarily due to the increase in value of our common stock from fiscal 2013 to fiscal 2014 as we continued to issue stock options to employees and directors. The $0.6 million cash used by net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

a $1.2 million use of cash in decreased accrued expenses and other current liabilities, which primarily relates to the payment of accrued incentive compensation during the three months ended December 31, 2014; and

•

a $0.9 million use of cash from an increase in inventories, primarily reflecting an increase in finished goods inventory, as a result of an unplanned delay in shipping of one lot of Clonidine TDS from December 2014 to January 2015, partially offset by:

•

$1.1 million in cash flow from an increase in accounts payable, primarily reflecting the increased spending on the MicroCor PTH program and the timing of purchases and vendor payments at the end of the quarter.

Cash Flows from Investing Activities  — Cash used by investing activities for the three months ended December 31, 2015 was $0.7 million, consisting of capital expenditures of $0.5 million for equipment and leasehold improvements to support operations, and expenditures of $0.3 million relating to acquisition of patent and licensing rights.

Cash used by investing activities for the three months ended December 31, 2014 was $0.5 million, consisting of capital expenditures of $0.3 million for equipment and leasehold improvements to support operations, and expenditures of $0.2 million relating to capitalization of patent costs and licensing rights.

Cash Flows from Financing Activities — Cash used by financing activities for the three months ended December 31, 2015 was $0.1 million, consisting primarily of a $0.2 million use of cash for payment of transaction costs associated with an amendment of long-term debt and a $0.2 million use of cash for payments on capital lease obligations.  The use of cash is partially offset by $0.3 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP.

Cash provided by financing activities for the three months ended December 31, 2014 was $10.0 million, consisting primarily of the proceeds from the amendment of, and draw down under, our term loan agreement with CRG in November 2014.

Contractual Obligations

As of December 31, 2015, there were no material changes in our commitments under contractual obligations, which are described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

 On February 12, 2016, we entered into a new lease agreement.  For further details, see Note 13 to our financial statements contained in this report on Form 10-Q.

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

We believe that the assumptions and estimates associated with revenue recognition, income taxes and stock-based compensation have the greatest potential impact on our condensed financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Income Taxes

There have been no material changes under income taxes as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $63.0 million as of December 31, 2015.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market accounts.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding debt of $50.3 million as of December 31, 2015, of which $0.1 million was due within 12 months.  The interest rate of our borrowings under the term loan agreement with CRG is fixed.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes. The occurrence of any of the events or developments described in the following risk factors could have a material adverse effect on our business, financial condition, results of operations and prospects. In such an event, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have limited operating revenues and a history of operational losses and may not achieve or sustain profitability.

We have incurred significant operating and net losses since our inception. In fiscal 2015, we recorded net revenues of $40.9 million and net loss of $28.5 million. For fiscal 2014, we recorded net revenues of $42.4 million and net loss of $9.9 million. For the three months ended December 31, 2015, we recorded net revenues of $7.5 million and net loss of $9.4 million. As of December 31, 2015, we had stockholders’ equity of $27.0 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near‑term as we expand our operations as a public company and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Advanced Seal Whitestrips, and although we are generating revenues from sales of our products, we expect a decline in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products, and in addition, we have incurred liability in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2015 and fiscal 2014 were $9.1 million and $11.7 million, respectively. Product revenues related to Fentanyl TDS declined in fiscal 2015, compared to fiscal 2014, as additional competitors entered the market in fiscal 2014, and we made corresponding reductions in our production output, which continued throughout fiscal 2015. Additionally, we recognized $1.8 million in non‑cash product revenues related to Fentanyl TDS in fiscal 2014, which had previously been deferred since 2007. In June 2015, we amended our agreements with Par, consisting of the Product Development, Collaboration and License Agreement and the Manufacturing and Supply Agreement for Transdermal Fentanyl, to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of Par’s exclusive rights to products other than the fentanyl reservoir patch,  an AB-rated generic equivalent to DURAGESIC®, currently being manufactured by us for Par. The amended terms also include the elimination of the royalty obligations on new purchase orders and establish mutually agreeable transfer pricing. We expect that our product revenues from Fentanyl TDS will continue to decline in fiscal 2016 as a result of the terms of this amendment and the continued increase in competition from other generic companies. In addition, Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results.

Our product revenues from Clonidine TDS in fiscal 2015 and fiscal 2014 were $6.8 million and $10.8 million, respectively. These product revenues declined in fiscal 2015 compared to fiscal 2014 due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing. Lower unit volumes and decreased unit pricing by Teva directly reduces our profit sharing. We expect our product revenues from Clonidine TDS during fiscal 2016 to be lower than they were during fiscal 2015 due to the continued impact of additional competition. In addition, the pending acquisition by Teva of the generic business of Allergen could result in a divestiture of the Clonidine TDS product as described in further detail in “—Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates,” which could impact our revenues.

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

The majority of our revenues come from only a few partners. For fiscal 2015, three partners, P&G, Teva and Par, individually comprised approximately 28%, 30%, and 23%, respectively, of our total revenues, and for the three months ended December 31, 2015, the same three partners individually comprised approximately 41%, 20% and 24%, respectively. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

We or our partners may choose not to continue developing or commercialize a product or product candidate at any time during development or after approval, which would reduce or eliminate our potential return on investment for that product or product candidate.

We currently have seven products on the market, two of which are drugs approved under Abbreviated New Drug Application (“ANDAs”), and five consumer products. In addition, two drug product candidates that we have developed in partnership with other companies are the subject of pending applications for approval by the FDA and we have several self‑funded drug product candidates in preclinical and clinical stages of research and development.

At any time, we or our partners may decide to discontinue the development of a marketed product or drug product candidate or not to continue commercializing a marketed product or a drug product candidate for a variety of reasons, including the appearance of new technologies that make our product obsolete, the position of our partner in the market, competition from a competing product, failure of our partners to design and conduct successful clinical trials or obtain regulatory approval for our product candidates, or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our partners terminates a development program or ceases to market an approved or commercial product, we will not receive any future milestone payments, royalties or transfer payments relating to that program or product under our partnership agreement with that party.

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

We also face competition from third parties in obtaining allotments of fentanyl and other controlled substances under applicable annual quotas of the Drug Enforcement Administration (the “DEA”), recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients in clinical trials, and in identifying and acquiring or in‑licensing new products and product candidates.

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

Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates and cause disruption in our business.

Our Fentanyl TDS and Clonidine TDS products, as well as several of our product candidates, compete within the pharmaceutical industry, and particularly within the generic pharmaceutical industry. There are a limited number of companies with sufficient scale and commercial reach to effectively market these products. Recent trends in this industry are toward additional market consolidation, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. For example, Teva is currently in the process of acquiring the generic business of Allergan (formerly Actavis). If this transaction is consummated, it is possible that the FTC could require that Teva divest certain products, which could include the Clonidine TDS product that we manufacture for Teva.  If the party acquiring the product following such a divestiture has less market power than Teva, it may result in a loss of market share and reduced pricing. In addition, it will be difficult to predict the impact of such a divestiture on our results of operations until any transition period is complete.  For other products and product candidates, increased consolidation could lead to other divestitures, more intense competition and pricing pressure. Any of these events could result in a substantial decrease in our revenues and harm our operating results.

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

Fentanyl TDS is an opioid pain reliever that contains fentanyl, which is a regulated “controlled substance” under the Controlled Substances Act of 1970 (the “CSA”), and could result in harm to patients relating to its potent effects as an opioid drug and its potential for abuse. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell fail to meet their specifications or are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacture, labeling, promotion, sale, or distribution of any of our products. In 2008 and 2010, Actavis voluntarily recalled certain lots of Fentanyl TDS due to imperfections in our manufacturing processes, including an issue that resulted in some patches that may have released the active ingredient at a faster rate than the rate provided in the product specifications. Any similar recall, withdrawal or seizure in the future, particularly if they involve our own proprietary product candidates, could materially and adversely affect consumer confidence in our brands and lead to decreased demand for our products. In addition, a recall, withdrawal or seizure of any of our products would require significant management attention, would likely result in substantial and unexpected expenditures, and would harm our business, financial condition, and results of operations.

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

Due to our reliance and our partners reliance on third-party contract research organizations to conduct our clinical trials, we are unable to directly control the timing, conduct, expense and quality of our clinical trials, which could adversely affect our clinical data and results and related regulatory approvals.

We and our partners extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We and our partners rely on independent third-party contract research organizations (“CROs”) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. Many important aspects of the services performed for us and our partners by the CROs are out of our direct control. If there is any dispute or disruption in our or our partners’ relationship with our CROs, clinical trials may be delayed. Moreover, in our regulatory submissions, we and our partners rely on the quality and validity of the clinical work performed by third-party CROs. If any of these CROs’ processes, methodologies or results were determined to be invalid or inadequate, our or our partners’ own clinical data and results and related regulatory approvals could be adversely affected.

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

As of December 31, 2015, the amount of our total long-term debt was approximately $50.3 million, which is primarily pursuant to our term loan agreement with CRG, formerly Capital Royalty. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding payment-in-kind, or “PIK” notes), extend the maturity date to June 30, 2019, and extend the quarterly interest‑only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018. On December 4, 2014, we borrowed the remaining $10 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement.

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

As of September 30, 2015, we had net operating loss carry forwards (“NOLs”) for federal and state income tax purposes of $103.3 million and $16.3 million, respectively. If not utilized, these NOLs will expire beginning in 2026 and 2017 for federal and state income purposes, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre‑change NOLs, and other pre‑change tax attributes (such as research tax credits) to offset its post‑change income may be limited. We believe that, with our initial public offering (the “IPO”) and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. For example, our product revenues from Clonidine TDS in fiscal 2013 were higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for seven months during the year. Revenues returned to historic levels in fiscal 2014. Product revenues in fiscal 2015 related to Clonidine TDS declined compared to fiscal 2014 due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing.  Lower unit volumes and decreased unit pricing by Teva directly reduces our profit sharing. We expect our product revenues from Clonidine TDS during fiscal 2016 to be lower than they were during fiscal 2015 due to the continued impact of additional competition. In addition, the pending acquisition by Teva of the generic business of Allergen could result in a divestiture of the Clonidine TDS product, which could lead impact our revenues. Also, product revenues related to Fentanyl TDS declined in fiscal 2015, compared to fiscal 2014, as additional competitors entered the market in fiscal 2014, and we made corresponding reductions in our production output, which continued throughout fiscal 2015. We expect that our product revenues from Fentanyl TDS will continue to decline in fiscal 2016 as a result of the terms of the amended terms of our agreements with Par and the continued increase in competition from other generic companies. In addition, we measure compensation cost for stock‑based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

Even after we achieve U.S. regulatory approval for a product, or after we or our partners commercialize an FDA‑regulated product that does not require premarket approval (such as our consumer teeth whitening products), we will be subject to continued regulatory review and compliance obligations. For example, with respect to our drug products, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A drug product’s approval may contain requirements for potentially costly post‑approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. These requirements include submissions of safety and other post‑marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (“cGMP”) requirements, which are regulations addressing the proper design, monitoring, and control of manufacturing processes and facilities, and with the FDA’s good clinical practice (“GCP”) and the FDA’s current Good Laboratory Practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA for all of our products in clinical and pre‑clinical development, and for any clinical trials that we conduct post‑approval. To the extent that a product is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

In the case of Fentanyl TDS and any of our product candidates containing controlled substances, we will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, including the Quality System Regulation requirements for medical device components of our products or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requesting that we initiate a product recall, or requiring notice to physicians, withdrawal of the product from the market or suspension of manufacturing.

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

Our near‑term revenue growth is dependent on the ability of our partner Agile to gain FDA approval of the Twirla transdermal contraceptive patch and to bring this product to market. Our collaboration partner Agile has conducted Phase 3 clinical studies and filed an NDA with the FDA for Twirla in April 2012. The FDA issued a

Complete Response Letter in February 2013 identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. In addition, in light of Mylan’s introduction of a generic version of the Ortho Evra contraceptive patch in April 2014, the Twirla product may face additional competition, assuming it is approved and commercialized. We cannot assure you that Agile will be able to obtain regulatory approval for the Twirla product, or successfully commercialize the product, which would limit our near‑term growth prospects, and would create uncertainty around the value and usefulness of our Twirla manufacturing facility and equipment.

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

Clinical drug development for our product candidates is very expensive, time‑consuming and difficult to design and implement. Our product candidates are in varying stages of development ranging from pre‑clinical feasibility studies to registration. We estimate that clinical trials for these product candidates, if and when initiated, will continue for several years and may take significantly longer than expected to complete. In addition, we, our partners, the FDA, an independent Institutional Review Board (an “IRB”) or other regulatory authorities, including state and local agencies, may suspend, delay or terminate our clinical trials at any time, for various reasons, including:

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

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States. For example, our CRO conducted the Phase 1 and Phase 2a clinical trials for our MicroCor hPTH(1‑34) and is currently conducting the Phase 1 trial for our Corplex Donepezil and Memantine products in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the study through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data is considered valid without the need for an on‑site inspection by FDA or, if FDA considers such an inspection to be necessary, FDA is able to validate the data through an on‑site inspection or other appropriate means. In addition, such studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time‑consuming and delay aspects of our business plan, including the development and commercial launch of any product candidates impacted by such a decision by the FDA.

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

The FDA or foreign regulatory agencies will determine the regulatory pathway for our Alzheimer’s product candidates, Corplex Donepezil and Memantine.

There is no clear FDA guidance on whether bioequivalence studies can be relied on for approval of a transdermal formulation under the Section 505(b)(2) regulatory pathway where the reference listed drug is an oral dosage form. It is possible that for drugs with a long half-life such as donepezil and memantine, as opposed to drugs with a short half-life, the plasma profile of the drug in the bloodstream for transdermal delivery will closely match the plasma profile seen with oral administration.  For this reason, a bioequivalence regulatory strategy for approval of these products via the 505(b)(2) pathway may be possible.  If the FDA agrees with this approach, it could enable a direct transition from a pilot pharmacokinetic study to a single pivotal bioequivalence study, saving expense and time. If the FDA does not accept this approach, the result would be a longer, more expensive clinical development timeline to submission for both Donepezil TDS and Memantine TDS.

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

We are required, pursuant to Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.  However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years following our IPO. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Sales of a substantial number of shares of our common stock or securities convertible into our common stock in the public market, or the perception that these sales might occur may reduce the prevailing market price of our common stock and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. In addition, any sales of securities by us or existing stockholders could have a material adverse effect on the market price of our common stock.

On December 30, 2015, we entered into a sales agreement with Cantor Fitzgerald pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of its Common Stock with aggregate proceeds of up to $20.0 million.  As of December 31, 2015, all of the shares of Common Stock available for sale pursuant to the sales agreement remained available to be sold, subject to certain conditions as specified in the sales agreement, and sales of these shares could have a material adverse effect on the market price of our common stock.

In addition, on December 30, 2015, we filed a registration statement on Form S-3 (File No. 208800), which was declared effective by the SEC on January 20, 2016, to register for resale 9,353,304 shares of our common stock held by Essex Woodlands, or approximately 42% of our total outstanding shares of common stock as of December 31, 2015. As a result, such shares are freely tradable under the Securities Act of 1933, as amended (the “Securities Act”), and sales of these shares could have a material adverse effect on the market price of our common stock.

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

Not applicable.

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

We registered a total of 6,500,000 shares of common stock for sale in our IPO, and we closed our IPO on April 8, 2014. On May 8, 2014 we closed the underwriters’ option to purchase additional shares, which was exercised in part, and we sold 374,997 shares of our common stock. All sales were at our IPO price of $8.00 per share, for an aggregate gross offering price of $55.0 million. Net proceeds from the offering were approximately $48.5 million, after deducting underwriting discounts and commissions of approximately $3.8 million and other offering-related expenses of approximately $2.7 million.

The principal purpose of our IPO was to create a public market for our common stock. We continue to intend to use the net proceeds from our IPO primarily for the advancement of our enabling technologies, the development of our proprietary product candidates, and the scale-up of production capability for these product candidates.

As of December 31, 2015, we have used all of our net proceeds from the IPO, of which $26.2 million was invested in the development of our proprietary products and $5.2 million was used for the repurchase of shares of common stock from our founders pursuant to the recapitalization transaction described in the Company’s registration statement on Form S-1 relating to our IPO, which was declared effective by the SEC on April 2, 2014, and the Company’s Annual Report on Form 10K, which was filed with the SEC on December 15, 2014.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Lease dated February 12, 2016 by and between the Company and LBA Realty Fund III-Company VII, LLC					X

10.2	Additional form of restricted stock unit agreement under 2014 Equity Incentive Plan.					X

10.3	Controlled Equity Offering Sales Agreement dated December 30, 2015	8-K	001-36375	1.1	December 31, 2015

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on February 12, 2016.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)