Form 10-Q
period 2016-03-31
Corium International, Inc.
filed 2016-05-13
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were approximately 22,288,067 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	As of March 31,	As of September 30,
	2016	2015 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,445	$72,218
Accounts receivable	3,532	4,461
Unbilled accounts receivable	763	812
Inventories, net	3,213	2,902
Prepaid expenses and other current assets	955	1,367
Total current assets	62,908	81,760
Restricted cash	666	—
Property and equipment, net	11,298	11,593
Debt financing costs, net	652	554
Intangible assets, net	6,951	6,837
TOTAL ASSETS	$82,475	$100,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,412	$3,952
Accrued expenses and other current liabilities	3,888	4,091
Long-term debt, current portion	59	57
Capital lease obligations, current portion	492	820
Recall liability, current portion	720	760
Deferred contract revenues, current portion	341	134
Total current liabilities	8,912	9,814
Long-term debt, net of current portion	50,660	49,807
Capital lease obligations, net of current portion	—	72
Recall liability, net of current portion	1,883	2,229
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	64,955	65,422
Commitments and contingencies
Stockholders’ equity:
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 22,287,830 and 22,160,991 shares issued and outstanding as of March 31, 2016 and September 30, 2015	22	22
Additional paid-in capital	168,167	166,085
Accumulated deficit	(150,669)	(130,785)
Total stockholders’ equity	17,520	35,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,475	$100,744

(1)	Derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues:
Product revenues	$5,694	$7,632	$11,666	$14,171
Contract research and development revenues	975	3,363	2,245	6,293
Other revenues	293	296	588	593
Total revenues	6,962	11,291	14,499	21,057
Costs and operating expenses:
Cost of product revenues	4,000	5,219	8,298	9,306
Cost of contract research and development revenues	2,803	4,510	5,859	8,227
Research and development expenses	5,593	3,980	10,050	8,177
General and administrative expenses	2,973	2,670	5,990	5,357
Amortization of intangible assets	162	162	321	323
Loss on disposal of equipment	2	—	2	7
Total costs and operating expenses	15,533	16,541	30,520	31,397
Loss from operations	(8,571)	(5,250)	(16,021)	(10,340)
Interest income	58	4	88	6
Interest expense	(1,971)	(1,896)	(3,948)	(3,565)
Loss before income taxes	(10,484)	(7,142)	(19,881)	(13,899)
Income tax expense	—	—	3	2
Net loss and comprehensive loss	$(10,484)	$(7,142)	$(19,884)	$(13,901)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.40)	$(0.89)	$(0.77)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,255,365	18,071,320	22,221,666	18,052,809

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

Condensed Statement of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - September 30, 2015	22,160,991	$22	$166,085	$(130,785)	$35,322
Issuance of common stock under Employee Stock Purchase Plan	56,758	—	267	—	267
Issuance of common stock upon exercise of stock options	70,081	—	166	—	166
Stock-based compensation expense	—	—	1,649	—	1,649
Net loss and comprehensive loss	—	—	—	(19,884)	(19,884)
Balance - March 31, 2016	22,287,830	$22	$168,167	$(150,669)	$17,520

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(19,884)	$(13,901)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	942	1,102
Loss on disposal of equipment	2	7
Amortization of intangible assets	321	323
Noncash amortized debt issue costs on long-term debt and capital leases	103	87
Noncash amortized discount on long-term debt and capital leases	10	12
Stock-based compensation expense	1,649	1,364
Changes in operating assets and liabilities:
Accounts receivable	929	(723)
Unbilled accounts receivable	49	153
Inventories, net	(311)	(369)
Prepaid expenses and other current assets	412	606
Accounts payable	(566)	121
Accrued expenses and other current liabilities	679	70
Deferred contract revenues	207	(176)
Recall liability	(386)	(359)
Net cash used by operating activities	(15,844)	(11,683)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(624)	(419)
Payments for patents and licensing rights	(435)	(381)
Change in restricted cash	(666)	—
Net cash used by investing activities	(1,725)	(800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	10,000
Payment of transaction costs associated with issuance of long-term debt and capital leases	(200)	(150)
Principal payments on long-term debt	(35)	(33)
Principal payments on capital lease obligations	(402)	(380)
Proceeds from exercise of stock options	166	13
Proceeds from issuance of common stock under Employee Stock Purchase Plan	267	298
Net cash provided (used) by financing activities	(204)	9,748
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,773)	(2,735)
CASH AND CASH EQUIVALENTS — Beginning of period	72,218	36,395
CASH AND CASH EQUIVALENTS — End of period	$54,445	$33,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,954	$3,466
Cash paid for income taxes	$3	$1
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$223	$154
Issuance of payment-in-kind notes in lieu of cash interest payments	$882	$786

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of March 31, 2016 and the statements of operations and comprehensive loss for the three and six months ended March 31, 2016 and 2015, statement of stockholders’ equity for the six months ended March 31, 2016 and statements of cash flows for the six months ended March 31, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2016 and its results of operations for the three and six months ended March 31, 2016 and 2015 and cash flows for the six months ended March 31, 2016 and 2015. The financial data and the other financial information contained in these notes to the financial statements related to the three and six month periods are also unaudited. The results of operations for the six months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2016 or for any future annual or interim period. The balance sheet as of September 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

For the three and six months ended March 31, 2016, four partners accounted for 95% of the Company’s revenues and 99% of accounts receivable as of March 31, 2016. These same partners accounted for 84% of accounts receivable as of September 30, 2015. For the three and six months ended March 31, 2015, four partners accounted for 89% of the Company’s revenues.

Restricted Cash

The Company’s restricted cash consists of cash maintained in a separate deposit account to secure a letter of credit issued by a bank to the landlord under a lease agreement for the Company’s new corporate headquarters. The Company has classified the restricted cash as noncurrent on the condensed balance sheet.

Facility Lease

On February 12, 2016, the Company entered into a lease agreement pursuant to which the Company will lease approximately 48,240 square feet of space, which will replace the Company’s current headquarters. The lease agreement provides for a term of ten years, commencing on or about August 1, 2016.  The Company has an option to extend the term of the lease agreement for an additional seven years. Pursuant to the lease agreement, annual base rent will be approximately $72,360 per month for the first twelve months following the commencement of the term, $110,952 per month for the next twelve months and will increase by approximately 3% annually thereafter.   In addition, the lease provides that the landlord will reimburse the Company for up to $2.4 million in tenant improvements.

Comprehensive Income (Loss)

For the three and six months ended March 31, 2016 and 2015, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)” (“ASU 2014-09”). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year. The ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public companies and permits the use of either the retrospective or cumulative effect transition method, with early adoption permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. We are currently evaluating the effect, if any, ASU 2014-09 may have on our future financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018. Early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are currently evaluating the effect that this ASU will have on our future financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods. Early adoption is permitted. We are currently evaluating the effect that this ASU will have on our future financial position, results of operations and cash flows.

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

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of March 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$54,583	$—	$—	$54,583

	As of September 30, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$71,970	$—	$—	$71,970

The following financial liabilities have carrying values that differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (Level III valuation) (in thousands):

	As of March 31, 2016
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$50,719	$50,801	$82

	As of September 30, 2015
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$49,864	$49,967	$103

3.  Inventories

Inventories consist of the following (in thousands):

	As of March 31,	As of September 30,
	2016	2015
Raw materials	$1,385	$1,573
Work in process	910	852
Finished goods	1,020	612
Total inventories, cost	3,315	3,037
Less inventory reserves	(102)	(135)
Total inventories, net	$3,213	$2,902

4. Long-Term Debt

Outstanding long-term debt consists of the following (in thousands):

	As of March 31,	As of September 30,
	2016	2015
Term loan agreement expiring June 30, 2019, less discount of $51 and $58 as of March 31, 2016 and September 30, 2015. See terms of the agreement below.	$50,185	$49,295
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due April 2017	51	66
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	483	503
Total	50,719	49,864
Less current portion	59	57
Long-term portion	$50,660	$49,807

On July 13, 2012, the Company completed a $35.0 million term loan agreement with CRG, a structured debt and equity investment management firm. In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement. On November 14, 2014, the agreement was amended to, among other things, increase the principal amount available under the term loan by $10.0 million, extend the interest-only period to June 30, 2018, and extend the maturity from June 30, 2017 to June 30, 2019. The amended agreement provides for a maximum borrowing of $45.0 million, excluding PIK notes, as defined below. The amended agreement requires interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on June 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contains a provision whereby the Company can, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into additional notes (payment-in-kind (“PIK”) notes). Amounts outstanding under the term loan agreement are collateralized by all of the Company’s assets. The amended agreement also provides for a prepayment penalty, the amount of which varies with the date on which prepayment is made, if the Company chooses to repay principal prior to June 30, 2018 or upon other specified events, including a change of control. On December 4, 2014, the Company borrowed the remaining $10.0 million of principal provided for in the amended agreement. As of March 31, 2016 and September 30, 2015, the Company had converted $5.2 million and $4.4 million of interest into PIK notes, each of which added to the then-outstanding principal, and is included in the balances shown as of those dates. As of March 31, 2016, the principal amount outstanding under the term loan agreement, including all PIK notes, was $50.2 million.

The term loan agreement was amended in November 2015 to modify the financial covenants for minimum annual revenues (beginning with the 12 months ended June 30, 2016) and minimum liquidity, with which the Company has been in continuous compliance since the inception of the loan.

5.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Teva	$1,277	$3,922	$2,795	$5,826
Par	1,778	2,611	3,593	4,863
P&G	2,815	2,539	5,902	6,216
Agile	762	980	1,415	1,867
Other	330	1,239	794	2,285
Total revenues	$6,962	$11,291	$14,499	$21,057

Included in total revenues above are royalties and profit sharing, which totaled $0.5 million and $1.2 million for the three and six months ended March 31, 2016, compared to $0.6 million and $1.2 million for the corresponding periods in 2015.

6.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions from fiscal 2008 through fiscal 2013. The warrants were recorded as equity instruments at the date of their issuances based on the terms of the warrants.

As of March 31, 2016 and September 30, 2015, warrants to purchase 51,386 shares of common stock, on an as-converted basis, were outstanding with a weighted-average exercise price of $9.26 per share.  All of the common stock warrants are exercisable at any time up to ten years from issuance.  The fair value of these warrants was recorded in stockholders’ equity upon issuance.

7.  Convertible Preferred Stock, Common Stock and Stockholders' Equity

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of March 31, 2016 and September 30, 2015 with a par value of $0.001 per share.  No preferred stock was outstanding as of those dates.

Common Stock

The Company was authorized to issue up to 150.0 million shares of common stock as of March 31, 2016 and September 30, 2015 with a par value of $0.001 per share. As of March 31, 2016, there were 22,287,830 shares of common stock outstanding and as of September 30, 2015, there were 22,160,991 shares of common stock outstanding.

Controlled Equity Offering

In December 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of its common stock, par value $0.001 per share, with aggregate proceeds of up to $20.0 million.  The offer and sale of these shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-204025) filed by the Company with the SEC on May 8, 2015 and declared effective by the SEC on May 21, 2015, as supplemented by a prospectus supplement dated and filed with the SEC on December 30, 2015. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from any shares sold by Cantor Fitzgerald. During the six months ended March 31, 2016, the Company did not sell any shares under this sales agreement.

8.  Stock-Based Compensation

Equity Incentive Plans

As of March 31, 2016 and September 30, 2015, the Company had three equity incentive plans, all of which are sponsored by the Company. On March 20, 2014, the Company's board of directors approved the adoption of the 2014 Equity Incentive Plan (the "2014 Plan"). Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which was adopted in November 2012 and was replaced by the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees (including officers), non-employee directors and consultants of the Company. The Company also sponsored the 2002 Stock Option Plan that expired in 2012. On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan will be automatically increased by an amount equal to up to 4% of the number of shares of common stock outstanding as of the preceding December 31, or such lesser number agreed to by the Company’s board of directors. On January 11, 2016 and January 16, 2015, the Company’s board of directors authorized an increase of 888,776 and 722,834 shares to be added to the total number of shares of common stock issuable under the 2014 Plan. As of March 31, 2016 and September 30, 2015, the Company had reserved 4,564,068 and 3,745,373 shares of common stock for issuance pursuant to the Corium Plans and had 1,121,886 and 830,396 shares of common stock available for grant pursuant to the 2014 Plan. The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

The exercise price of each option granted under the Corium Plans is required to be no less than the fair market value of the Company's common stock on the date of the grant. The maximum term of the options is ten years and the vesting period is typically four years. The restricted stock unit awards granted under the 2014 Plan typically vest over a four-year period.

A summary of activity under the Corium Plans during the six months ended March 31, 2016 is as follows:

		Weighted	Weighted Average
	Stock Options	Average	Remaining	Aggregate
	and Awards	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Life (Years)	(In thousands)
Balance - September 30, 2015	2,914,977	$4.04	6.94	$15,482
Options granted	619,100	$7.72
Restricted stock unit awards granted	30,000	$7.94
Options exercised	(70,081)	$2.38
Options forfeited / cancelled	(51,814)	$4.55
Balance - March 31, 2016	3,442,182	$4.69	7.07	$—

Options and awards exercisable - March 31, 2016	1,932,612	$3.26	5.72	$1,167
Options and awards vested and expected to vest - March 31, 2016	3,296,856	$4.58	6.98	$—

All outstanding stock options under the Corium Plans as of March 31, 2016 have an exercise price between $2.12 and $14.12 per share.

The weighted-average fair value of the stock options granted for the six months ended March 31, 2016 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	March 31, 2016
Expected term (in years)	5.27	-	6.77
Risk-free interest rate	1.32%	-	1.97%
Expected volatility	74%	-	77%
Expected dividend rate		0%

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

Expected Volatility —Because the Company has limited information on the volatility of its common stock due to a lack of significant trading history and limited historical data regarding the volatility of its common stock, the expected volatility used is based on the volatility of a group of comparable publicly-traded companies. In evaluating comparability, the Company considered factors such as industry, stage of life cycle and size. The Company will continue to analyze the historical stock price volatility and term assumptions as more historical data for the Company's common stock becomes available.

Expected Dividend Rate —The Company has never paid any dividends, does not plan to pay dividends in the foreseeable future, and, therefore, uses an expected dividend rate of zero in the valuation model.

2014 Employee Stock Purchase Plan

On March 20, 2014, the Company's board of directors approved the adoption of the 2014 Employee Stock Purchase Plan (the "2014 ESPP"). On January 1 of each year during the ten-year term of the plan, the number of shares issuable under the 2014 ESPP can be increased by an amount equal to up to 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or a lesser number as agreed to by the Company’s board of directors. No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company's stockholders. Shares subject to purchase rights granted under the Company's 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company's 2014 ESPP.

The 2014 ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company's common stock through accumulated payroll deductions. As of March 31, 2016 and September 30, 2015, 573,402 and 372,529 shares of common stock were available for issuance pursuant to the 2014 ESPP.

For the three and six months ended March 31, 2016, the Company recorded stock-based compensation expense of $61,000 and $138,000, compared to $111,000 and $275,000 for the corresponding periods in 2015 related to the 2014 ESPP. For the six months ended March 31, 2016 and 2015, the Company issued 56,758 and 61,042 shares of common stock to employees related to the 2014 ESPP.

The fair value of the purchase rights granted under the 2014 ESPP between April 2, 2014 and November 20, 2015 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in each offering period using the following assumptions:

	Six Months Ended
	March 31, 2016
Fair value of common stock	$5.49	–	$6.78
Grant price	$4.67	–	$5.76
Expected term (in years)	0.50	–	2.00
Expected volatility	47%	–	63%
Risk-free interest rate	0.07%	–	0.91%
Expected dividend rate		0%

Fair Value of Common Stock —The fair market value of the Company’s common stock on the first day of each offering period, or $5.49 for the offering period commencing November 20, 2014 and $6.78 for the offering period commencing on November 20, 2015.

Grant Price  — 85% of the fair market value of the Company’s common stock on the first day of each offering period, or $4.67 for the offering period commencing November 20, 2014 and $5.76 for the offering period commencing November 20, 2015.

Expected Terms —The expected terms are based on the end dates of the four purchase periods of each ESPP offering period, which are six, twelve, eighteen and twenty-four months from the commencement of each new offering period.

Expected Volatility —Because the Company has limited information on the volatility of its common stock due to a lack of significant trading history and limited historical data regarding the volatility of its common stock, the expected volatility used is based on the volatility of a group of comparable publicly-traded companies. In evaluating comparability, the Company considered factors such as industry, stage of life cycle and size. The Company will continue to analyze the historical stock price volatility and term assumptions as more historical data for the Company's common stock becomes available.

Risk-Free Interest Rate —The risk-free interest rate is based on the constant maturity yields of U.S. Treasury notes with remaining maturities similar to each expected term.

Expected Dividend Rate —The Company has never paid any dividends, does not plan to pay dividends in the foreseeable future, and, therefore, uses an expected dividend rate of zero in the valuation model.

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three and six months ended March 31, 2016 and 2015 is classified in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Cost of product revenues	$89	$82	$164	$185
Cost of contract research and development revenues	49	46	92	103
Research and development	183	143	340	268
General and administrative	550	405	1,053	808
Total stock-based compensation	$871	$676	$1,649	$1,364

As of March 31, 2016, there was a total of $6.7 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested awards, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.6 years.

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

The Company made settlement payments of $0.2 million during the three months ended March 31, 2016 and 2015 and $0.4 million during the six months ended March 31, 2016 and 2015.

10.  Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during the three and six months ended March 31, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Basic and diluted net loss per share
Net loss attributable to common stockholders, basic and diluted	$(10,484)	$(7,142)	$(19,884)	$(13,901)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,255,365	18,071,320	22,221,666	18,052,809
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(0.40)	$(0.89)	$(0.77)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Stock options to purchase common stock	3,412,182	2,767,810	3,412,182	2,767,810
Unvested restricted stock unit awards	30,000	—	30,000	—
Shares authorized under the 2014 ESPP	573,402	430,952	573,402	430,952
Common stock warrants	51,386	128,582	51,386	128,582

11.  Income Taxes

The Company did not record a provision for Federal income taxes for the three and six months ended March 31, 2016 because it expects to generate a net operating loss for the year ending September 30, 2016. The income tax expense of $3,000 for the six months ended March 31, 2016 represents minimum statutory payments due in the states in which the Company is subject to taxation. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

13. Subsequent Events

On May 10, 2016, we entered into a Lease Amendment #1 (the “Lease Amendment”) with 4741 Talon Court L.L.C. (“Landlord”), which amends the lease agreement, dated April 30, 2012, for our warehouse facility in Grand Rapids, Michigan, located at 4741 Talon Court SE (the “Lease”). The Lease term would have expired on April 30, 2017 and the Lease Amendment extends that term until April 30, 2019.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2015 included in the Annual Report on Form 10-K for the year ended September 30, 2015, and filed with SEC on December 16, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions or variations. Such forward‑looking statements may include, but are not limited to, our plans and strategy for our business, and are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward‑looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year ends September 30. Throughout this discussion and analysis, references to “fiscal,” “fiscal year” or “fiscal years” refer to years ended September 30.

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience with advanced transdermal and transmucosal delivery systems. We have multiple proprietary programs in preclinical and clinical development focusing primarily on the treatment of neurological disorders, with two lead programs in Alzheimer’s disease. We have successfully developed seven marketed products in the prescription drug and consumer markets, and we are the sole commercial supplier of each of those products for our marketing partners. We use our novel transdermal and transmucosal approaches to bring new products to markets that present significant opportunities. Our proprietary development platforms enable transdermal delivery of large molecules, or biologics, including vaccines, peptides and proteins, as well as small molecules that are otherwise difficult to deliver in a transdermal dosage form. Our late-stage pipeline includes a contraceptive patch, Twirla, also referred to as AG200-15, co-developed with Agile Therapeutics and currently in Phase 3 trials, and additional transdermal products that are being developed with other partners.

We have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. All of our current commercial products are distributed, promoted and marketed by our partners. Our partners include The Procter & Gamble Company (“P&G”), Par Pharmaceutical, Inc. (“Par”), Teva Pharmaceuticals USA, Inc. (“Teva”), Agile Therapeutics, Inc. (“Agile”) and Aequus Pharmaceuticals, Inc. (“Aequus”), as well as several other multinational pharmaceutical companies. Most of these entities have substantially greater financial and operating resources than we do, including global operations. We have never had, nor do we currently have, our own sales force or marketing capabilities. We do not control the market prices that our marketing partners set for our products and, consequently, we do not control the market shares or rates of adoption for our current products.

Our partnership with Teva began in 2004, with Teva’s predecessor, Barr Laboratories. Together with Barr, we developed Clonidine transdermal delivery systems (“TDS”), which Teva commercially launched in 2010. Teva currently sells Clonidine TDS throughout North America.

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

Partner	Product/Candidate	Application	Status
Teva	Clonidine TDS	Hypertension	Marketed
Par	Fentanyl TDS	Chronic Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	Phase 3
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a Completed
Self-funded	Donepezil TDS	Alzheimer's	Phase 1 Completed
Aequus	Aripiprazole TDS	Neurological Disorders	Phase 1
Self-funded	Memantine TDS	Alzheimer's	Phase 1 Completed
Self-funded	Ropinirole TDS	Parkinson's	Preclinical
Self-funded	MicroCor Zolmitriptan	Migraine	Preclinical
Self-funded	MicroCor Fentanyl	Breakthrough Pain	Feasibility
Teva	ANDA	Motion Sickness	ANDA Filed

In addition to commercialized products, we have a number of products in late stages of development. One of these products is Twirla, which is a combination hormonal contraceptive patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives, through the skin in an easy-to-use format over seven days.

We are developing several additional products utilizing our proprietary technologies that we advanced into human clinical trials during 2015 and early 2016.  We are actively pursuing two product candidates for the transdermal treatment of Alzheimer’s disease, incorporating donepezil and memantine, the two most commonly-prescribed drugs already approved by the FDA for this disease. The donepezil and memantine candidates entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced successful interim results for both the donepezil and memantine trials in February 2016. In late April 2016, we received positive feedback from the FDA on our pre-Investigational New Drug Submission that outlined our proposed bioequivalence regulatory pathway for Corplex Donepezil. Also, in July 2015, we reported positive interim topline results from a Phase 2a trial for our MicroCor hPTH(1-34) product candidate, which utilizes our MicroCor technology to deliver parathyroid hormone, a peptide for treating osteoporosis that is currently available only in an injectable form that requires refrigeration.

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological disorders. The first project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of conditions, including schizophrenia, major depressive disorder, bipolar I disorder and irritability associated with autistic disorder in pediatric patients. Aequus initiated a Phase 1 bioavailability clinical trial for this product in the fourth calendar quarter of 2015, and reported positive results in the first quarter of calendar 2016. We also have ongoing feasibility agreements with several pharmaceutical and biotechnology companies involving our Corplex and MicroCor technologies, and are currently in active discussions with other parties for additional feasibility and partnering projects.

Components of Statements of Operations

Revenues

During the three and six months ended March 31, 2016 and 2015, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues —Product revenues consist of product sales to our partners and royalties and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues during the three and six months ended March 31, 2016 and 2015.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products manufactured and shipped to Teva, along with profit sharing from the net profits earned by Teva on the product. For the six months ended March 31, 2016, product revenues related to Clonidine TDS decreased, compared to the same period in 2015, due to a decrease in unit volumes shipped as a result of fewer units ordered. The pending acquisition by Teva of the generic business of Allergan, Plc (formerly Actavis, Inc.) could result in a divestiture of the Clonidine TDS product, which could impact our revenues for this product for the remainder of fiscal 2016 and beyond. Based on purchase orders and forecasts provided by our partner, revenues from Clonidine TDS could increase in the remainder of fiscal 2016 compared to the six months ended March 31, 2016. It is difficult, however, to predict the impact such a potential divestiture would have on our results of operations, if any, until any transition period is complete. If a party acquiring the product following such a divestiture has less market power than Teva, it may result in a loss of market share and reduced pricing, which could result in a decrease in our revenues.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products manufactured and shipped to Par, along with a royalty on Par’s net sales of the product.  Product revenues related to Fentanyl TDS declined for the six months ended March 31, 2016, compared to the same period in 2015. This decline was a result of continued marketplace competition as well as a June 2015 amendment to our Par agreements, which amended the pricing and payment provisions and other business terms. The amended terms also include the elimination of the royalty obligations on future purchase orders and establish mutually agreeable transfer pricing. Based on purchase orders and forecasts provided by our partner, revenues from Fentanyl TDS for the remaining fiscal quarters in 2016 are anticipated to remain roughly consistent with revenues for the quarter ended March 31, 2016. We expect, however, that our product revenues from Fentanyl TDS will be lower in fiscal 2016 as compared with fiscal 2015.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues from these products were flat for the six months ended March 31, 2016, compared to the same period in 2015. We expect product sales from P&G to increase in fiscal 2016 as demand for current products increases and as new products may be launched.

Contract Research and Development Revenues —We also generate revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Contract research and development revenues decreased for the six months ended March 31, 2016, compared to the same period in 2015.  We expect our revenues from contract research and development to continue to decline until we enter into new product programs with new or existing partners.  Our contract research and development revenues for the six months ended March 31, 2016 were primarily derived from: our development activities related to Twirla; our development of a drug product for Teva, which is currently in the late stages of development; and our co-development arrangements for other new drug products.

Other Revenues —Other revenues consist primarily of income derived from certain aspects of our arrangements with our partners, whereby a portion of the revenues received under these agreements is treated for accounting purposes as rental income from embedded leases associated with these relationships.  Other revenues have not been, and are not expected to be, a significant portion of our revenues.

Costs and Expenses

Cost of Product Revenues —The primary components of our cost of product revenues are materials, personnel costs, depreciation, facilities costs, other overhead costs, and infrastructure expenses associated with the manufacturing of our products. Our manufacturing overhead costs are significant, and are currently allocated among our products at rates consistent with current unit production volumes. As the number of units we manufacture increases, our overhead costs should increase less rapidly due to economies of scale, resulting in lower per-unit costs associated with higher unit production volumes. Conversely, if total unit production volumes decrease, the cost of product revenues, measured as a percentage of product revenues, may increase as we lose economies of scale, unless offset by other savings.

Cost of Contract Research and Development Revenues —We incur expenses related to our contract research and development revenues from our partner-funded and co-funded product development agreements. These expenses consist primarily of personnel costs, materials, supplies, and overhead costs. We expense all contract research and development costs, including costs to be subsequently reimbursed under development contracts, in the periods in which they are incurred. Our costs of contract research and development revenues will fluctuate depending on the timing and stage of our various partner programs. In certain cases, contract research and development costs exceed contract research and development revenues, either due to timing differences between expenses and revenues or due to the nature of the underlying contracts. We enter into certain research and development arrangements that we do not expect to be profitable because we expect the long-term benefits of those arrangements to outweigh the short-term costs. Furthermore, we have entered, and expect to continue to enter, into other research and development arrangements in which we will share the costs of development (co-development) with our partner, resulting in our costs significantly exceeding our revenues on such projects.

Research and Development Expenses —Research and development expenses include costs incurred to develop our proprietary products using our transdermal drug delivery technologies. These costs consist of personnel costs, materials and supplies, overhead and facility costs, preclinical and nonclinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in future periods as we continue to invest in research and development activities related to clinical development of our proprietary pipeline, as well as other future development programs.  See “Results of Operations” below for more detailed discussion of research and development expenses.

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

Interest Expense— Interest expense consists primarily of the interest charges associated with our long-term debt and our capital lease obligations. Our interest expense is paid periodically in cash, except when an allowable portion of the interest due is converted at our election into PIK notes. For further discussion, see “Liquidity and Capital Resources—Description of Certain Indebtedness.”

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months
	Ended March 31,		Change
(In thousands, except percentages)	2016	2015	$	%
Revenue:
Product revenues	$5,694	$7,632	$(1,938)	(25)%
Contract research and development revenues	975	3,363	(2,388)	(71)%
Other revenues	293	296	(3)	(1)%
Total revenues	6,962	11,291	(4,329)	(38)%
Costs and operating expenses:				0
Cost of product revenues	4,000	5,219	(1,219)	(23)%
Cost of contract research and development revenues	2,803	4,510	(1,707)	(38)%
Research and development expenses	5,593	3,980	1,613	41%
General and administrative expenses	2,973	2,670	303	11%
Amortization of intangible assets	162	162	—	—%
Loss on disposal of equipment	2	—	2	100%
Total costs and operating expenses	15,533	16,541	(1,008)	(6)%
Loss from operations	(8,571)	(5,250)	(3,321)	(63)%
Interest income	58	4	54	1,350%
Interest expense	(1,971)	(1,896)	(75)	(4)%
Loss before income taxes	(10,484)	(7,142)	(3,342)	(47)%
Income tax expense	—	—	—	—%
Net loss and comprehensive loss	$(10,484)	$(7,142)	$(3,342)	(47)%

Revenues

Product revenues decreased $1.9 million, or 25%, for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was primarily driven by a $1.3 million reduction in product revenues from Clonidine TDS resulting from a reduction in the number of units ordered by Teva, a $0.9 million decrease in product revenues from Fentanyl TDS primarily as a result of changes to our product pricing and the elimination of royalties on future purchase orders, and was partially offset by a $0.3 million increase in product revenues from Crest Whitestrips.

Contract research and development revenues decreased $2.4 million, or 71%, for the three months ended March 31, 2016 compared to the same period in 2015. The decrease in contract research and development revenues was primarily a result of a $1.0 million decrease in revenues related to the suspension of development activities for a new product with an existing partner, a $0.8 million decrease in revenues from our co-development programs related to the timing of milestone payments for one development program and the discontinuation of another program by our co-development partner in fiscal 2015, a $0.2 million decrease related to Twirla, and a $0.2 million decrease related to the development of a product for an existing partner.

Cost of Product Revenues

Cost of product revenues decreased $1.2 million, or 23%, for the three months ended March 31, 2016 compared to the same period in 2015, primarily as a result of a decrease in raw materials associated with the lower number of Clonidine TDS and Fentanyl TDS units shipped. The percentage decrease in cost of product revenues is primarily related to the percentage decrease in product revenues, with the difference arising as a result of changes to our product mix.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues decreased $1.7 million, or 38%, for the three months ended March 31, 2016 compared to the same period in 2015, primarily as a result of a $1.0 million decrease in costs related to a fiscal 2015 suspension of development activities on a program for an existing partner, a $0.5 million decrease in costs related to our co-development programs, one of which was discontinued in fiscal 2015, a $0.3 million decrease related to the Twirla program and a $0.2 million decrease in costs associated with a development program for Par.  The decreases in cost of contract research and development revenues were partially offset by a $0.3 million increase related to our various MicroCor contract feasibility programs.

While cost of contract research and development revenues decreased 38% for the three months ended March 31, 2016 compared to the same period in 2015, contract research and development revenues decreased by 71%.  The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full, or, in some cases, may accelerate the recognition of revenues. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others. This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and, during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

Research and Development Expenses

Research and development expenses increased $1.6 million, or 41%, for the three months ended March 31, 2016 compared to the same period in 2015, reflecting increased investment in our proprietary programs.  This increase was primarily as a result of a $2.6 million increase in research and development funding for our product development programs for Alzheimer’s, including the advancement of several formulation candidates through pre-clinical evaluation and the commencement of the Phase 1 clinical studies of both Donepezil TDS and Memantine TDS.  The increased investment is partially offset by a $1.1 million decrease in research and development spending on the MicroCor PTH and MicroCor-related projects as we completed our Phase 2a clinical study of MicroCor PTH.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 11%, for the three months ended March 31, 2016 compared to the same period in 2015, primarily as a result of an increase in salaries and benefits related to the addition of new employees and an increase in stock-based compensation expense related to the issuance of new stock options to employees and directors.

Comparison of the Six Months Ended March 31, 2016 and 2015

	Six Months
	Ended March 31,		Change
(In thousands, except percentages)	2016	2015	$	%
Revenue:
Product revenues	$11,666	$14,171	$(2,505)	(18)%
Contract research and development revenues	2,245	6,293	(4,048)	(64)%
Other revenues	588	593	(5)	(1)%
Total revenues	14,499	21,057	(6,558)	(31)%
Costs and operating expenses:				0
Cost of product revenues	8,298	9,306	(1,008)	(11)%
Cost of contract research and development revenues	5,859	8,227	(2,368)	(29)%
Research and development expenses	10,050	8,177	1,873	23%
General and administrative expenses	5,990	5,357	633	12%
Amortization of intangible assets	321	323	(2)	(1)%
Loss on disposal of equipment	2	7	(5)	(71)%
Total costs and operating expenses	30,520	31,397	(877)	(3)%
Loss from operations	(16,021)	(10,340)	(5,681)	(55)%
Interest income	88	6	82	1,367%
Interest expense	(3,948)	(3,565)	(383)	(11)%
Loss before income taxes	(19,881)	(13,899)	(5,982)	(43)%
Income tax expense	3	2	1	50%
Net loss and comprehensive loss	$(19,884)	$(13,901)	$(5,983)	(43)%

Revenues

Product revenues decreased $2.5 million, or 18%, for the six months ended March 31, 2016 compared to the six months ended March 31, 2015, primarily as a result of a $1.4 million decrease in product revenues from Fentanyl TDS, which declined due to ongoing competition, resulting in fewer units ordered and shipped, as well as changes to our product pricing and the elimination of royalties on future purchase orders, along with a $1.1 million decrease in product revenues from Clonidine TDS, primarily as a result of a reduction in units ordered by Teva.

Contract research and development revenues decreased $4.0 million, or 64%, for the six months ended March 31, 2016 compared to the six months ended March 31, 2015, primarily as a result of the decreased number of products in development, including a $1.6 million decrease in revenues related to development of a new product that has been suspended by our partner, a $1.6 million decrease in revenues related to our co-development programs, one of which was discontinued in 2015, a $0.4 million decrease in revenues related to a development program for an existing partner, and a $0.3 million decrease related to Twirla.

Cost of Product Revenues

Cost of product revenues decreased $1.0 million, or 11%, for the six months ended March 31, 2016 compared to the six months ended March 31, 2015, primarily as a result of the corresponding decrease in product sales. This decrease resulted from a $0.9 million decrease in raw material costs and a $0.1 million decrease in the cost of direct and temporary labor. The percentage decrease in product revenues is greater than the percentage decrease in the cost of product revenues, with the difference arising as a result of changes in product mix.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues decreased $2.4 million, or 29%, for the six months ended March 31, 2016 compared to the six months ended March 31, 2015, primarily due to a $1.3 million decrease in direct and indirect labor and associated overhead costs, a $0.9 million decrease in the costs of materials and supplies billed to partners under our development agreements and a $0.1 million decrease in outside development costs related to our co-development programs. While contract research and development revenues in the first six months of fiscal 2016 decreased 64% from the same period in fiscal 2015, cost of contract research and development revenues decreased 29%. The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others. This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

In addition, the decrease in the cost of contract research and development revenues was primarily driven by a $1.7 million decrease related to our partnered development programs, the activities for one of which were suspended by our partner in fiscal 2015, a $0.7 million decrease related to our co-development programs, one of which was discontinued in fiscal 2015, and a $0.5 million decrease related to the Twirla program, partially offset by a $0.6 million increase related to our various MicroCor contract feasibility programs.

Research and Development Expenses

Research and development expenses increased $1.9 million, or 23%, for the six months ended March 31, 2016 compared to the six months ended March 31, 2015, reflecting increased investment in our product development programs for Alzheimer’s by $4.4 million for the six months ended March 31, 2016 compared to the same period in 2015 as we advanced several formulation candidates through preclinical evaluation and the commencement of Phase 1 clinical studies for both Donepezil TDS and Memantine TDS.  This increase was partially offset by a $2.6 million decrease in research and development spending on the MicroCor PTH and MicroCor-related projects for the six months ended March 31, 2016 compared to the same period in 2015, as we completed the MicroCor PTH Phase 2a clinical study that began in the second fiscal quarter of 2015.

General and Administrative Expenses

General and administrative expenses increased $0.6 million, or 12%, for the six months ended March 31, 2016 compared to the six months ended March 31, 2015, primarily as a result of an increase of $0.4 million in salaries and benefits, included incentive compensation expense, primarily related to new employee costs and an increase of $0.3 million in stock-based compensation expense, as we continued to issue stock options to employees and directors.

Interest Expense

Interest expense increased $0.4 million, or 11%, for the six months ended March 31, 2016 compared to the six months ended March 31, 2015, primarily due to the additional $10.0 million borrowed under our amended term loan facility with CRG in December 2014.

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006.  For the six months ended March 31, 2016, we incurred a net loss of $19.9 million and used $15.8 million of cash in operating activities.  As of March 31, 2016, we had working capital of $54.0 million and stockholders’ equity of $17.5 million.  Our principal sources of liquidity as of March 31, 2016 were cash and cash equivalents totaling $54.4 million.  We hold our cash and cash equivalents in a variety of interest-earning instruments, including money market funds.

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

Description of Certain Indebtedness — We have several credit facilities under which we have borrowed funds, including a term loan with CRG, capital leases for equipment purchases, and notes payable with lessors for tenant improvements to our leased facilities.  As of March 31, 2016, we were in compliance with all covenants under each of these credit facilities.

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

As of March 31, 2016, the principal amount outstanding under the term loan agreement, including all PIK notes, was $50.2 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for a prepayment penalty if we choose to repay principal prior to maturity, or upon other specified events, including a change of control.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended March 31,
	2016	2015
Cash used by operating activities	$(15,844)	$(11,683)
Cash used by investing activities	(1,725)	(800)
Cash provided (used) by financing activities	(204)	9,748

Cash Flows from Operating Activities  — Cash used by operating activities for the six months ended March 31, 2016 was $15.8 million, which was primarily driven by our net loss of $19.9 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $3.0 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under “Results of Operations—Comparison of the Six Months Ended March 31, 2016 and 2015—General and Administrative Expenses.”  The $1.0 million cash provided by net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•	$0.9 million in cash provided by a decrease in accounts receivable, primarily related to decreased partner receivables outstanding at March 31, 2016 compared to September 30, 2015;
•

$0.7 million in cash provided from an increase in accrued expenses and other current liabilities, resulting primarily from the higher level of vacation pay accrued as of March 31, 2016, compared to September 30, 2015;

•

$0.4 million in cash provided by a decrease in prepaid expenses and other current assets at March 31, 2016 compared to September 30, 2015, primarily related to monthly amortization of prepaid insurance balances; and

•	$0.2 million in cash provided by an increase in deferred contract revenues, partially offset by:
•

a $0.6 million use of cash from a decrease in accounts payable primarily resulting from lower research and development expenses, including clinical trial costs incurred but not paid as of March 31, 2016, compared to September 30, 2015;

•	a $0.4 million use of cash from a decrease in the recall liability, primarily reflecting the ongoing payments made on a quarterly basis to reduce this liability; and
•	a $0.3 million use of cash from an increase in inventory at March 31, 2016, compared to September 30, 2015.

Cash used by operating activities for the six months ended March 31, 2015 was $11.7 million, which was primarily driven by our net loss of $13.9 million. We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $2.9 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under “Results of Operations—Comparison of the Six Months Ended March 31, 2016 and 2015—General and Administrative Expenses”. The $0.7 million cash used in net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

a $0.7 million use of cash from an increase in accounts receivable, primarily reflecting the increased receivables for products and development programs invoiced during the six months ended March 31, 2015;

•	a $0.4 million use of cash from a decrease in the recall liability, which primarily relates to the ongoing payments made on a quarterly basis against this liability; and
•	a $0.4 million use of cash from an increase in inventories from September 30, 2014 to March 31, 2015, as a result of an unusually low level of inventory at September 30, 2014; partially offset by

•	$0.6 million in cash provided by a decrease in prepaid expenses and other current assets, primarily reflecting the decrease in the underlying accounts which comprise this balance.

Cash Flows from Investing Activities  — Cash used by investing activities for the six months ended March 31, 2016 was $1.7 million, consisting of capital expenditures of $0.6 million for equipment and leasehold improvements to support operations, an increase of $0.7 million in restricted cash, associated with the letter of credit issued to the landlord of our new Fremont, CA facility, and expenditures of $0.4 million relating to payment for patent and licensing rights.

Cash used by investing activities for the six months ended March 31, 2015 was $0.8 million, consisting of capital expenditures of $0.4 million for equipment and leasehold improvements to support operations, and expenditures of $0.4 million relating to payment for patent and licensing rights.

Cash Flows from Financing Activities — Cash used by financing activities for the six months ended March 31, 2016 was $0.2 million, consisting primarily of a $0.2 million use of cash for payment of transaction costs associated with an amendment of the term loan agreement with CRG and a $0.4 million use of cash for payments on capital lease obligations.  The use of cash was partially offset by $0.3 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP and by $0.2 million provided from the exercise of stock options.

Cash provided by financing activities for the six months ended March 31, 2015 was $9.7 million, consisting primarily of the proceeds from the amendment of our term loan agreement with CRG in December 2014.

Contractual Obligations

On February 12, 2016, we entered into a new lease agreement. For further details, see Note 1 to our financial statements contained in this Quarterly Report on Form 10-Q.

On May 10, 2016, we entered into a lease amendment. For further details, see Note 13 to our financial statements contained in this Quarterly Report on Form 10-Q.

Otherwise, as of March 31, 2016, there were no material changes in our commitments under contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $54.4 million as of March 31, 2016.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market funds.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding debt of $50.8 million as of March 31, 2016, of which $0.1 million was due within 12 months.  The interest rate of our borrowings under the term loan agreement with CRG is fixed.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Regulations under the Exchange Act require public companies, including us, to maintain “disclosure controls and procedures,” which are defined in Rule 13a-15(e) and Rule 15d-15(e) to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required or necessary disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies, including our company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating and net losses since our inception. In fiscal 2015, we recorded net revenues of $40.9 million and net loss of $28.5 million. For fiscal 2014, we recorded net revenues of $42.4 million and net loss of $9.9 million. For the six months ended March 31, 2016, we recorded net revenues of $14.5 million and net loss of $19.9 million. As of March 31, 2016, we had stockholders’ equity of $17.5 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near‑term as we expand our operations as a public company and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Whitestrips, and although we are generating revenues from sales of our products, we expect a decline in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products and, in addition, we have incurred liability in the past in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2015 and fiscal 2014 were $9.1 million and $11.7 million, respectively. Product revenues related to Fentanyl TDS declined in fiscal 2015, compared to fiscal 2014, as additional competitors entered the market in fiscal 2014, and we made corresponding reductions in our production output, which continued throughout fiscal 2015. Additionally, we recognized $1.8 million in non‑cash product revenues related to Fentanyl TDS in fiscal 2014, which had previously been deferred since 2007. In June 2015, we amended our agreements with Par to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of Par’s exclusive rights to products other than the fentanyl reservoir patch currently being manufactured by us for Par. The amended terms also include the elimination of the royalty obligations on future purchase orders and establish mutually agreeable transfer pricing. We expect that our product revenues from Fentanyl TDS in fiscal 2016 will be lower than fiscal 2015 as a result of the amended terms of our agreements with Par and the continued impact of increased competition from other generic companies. In addition, Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results.

Our product revenues from Clonidine TDS in fiscal 2015 and fiscal 2014 were $6.8 million and $10.8 million, respectively. These product revenues declined in fiscal 2015 compared to fiscal 2014 due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing. Lower unit volumes and decreased unit pricing by Teva directly reduces our profit sharing. Revenues related to Clonidine TDS in the first six months of fiscal 2016 were lower than the corresponding period in fiscal 2015 due to a decrease in unit volumes shipped as a result of fewer units ordered. The pending acquisition by Teva of the generic business of Allergan could result in a divestiture of the Clonidine TDS product, which could impact our revenues for this product for the remainder of fiscal 2016 and beyond as described in further detail in “—Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates”.

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

The majority of our revenues come from only a few partners. For fiscal 2015, three partners, P&G, Teva and Par, individually comprised approximately 28%, 30%, and 23%, respectively, of our total revenues, and for the six months ended March 31, 2016, the same three partners individually comprised approximately 41%, 19% and 25%, respectively. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

We or our partners may choose not to continue developing or commercialize a product or product candidate at any time during development or after approval, which would reduce or eliminate our potential return on investment for that product or product candidate.

We currently have seven products on the market, two of which are drugs approved under Abbreviated New Drug Applications (“ANDAs”), and five consumer products. In addition, two drug product candidates that we have developed in partnership with other companies are the subject of pending applications for approval by the FDA and we have several self‑funded drug product candidates in preclinical and clinical stages of research and development.

At any time, we or our partners may decide to discontinue the development of a marketed product or drug product candidate or not to continue commercializing a marketed product or a drug product candidate for a variety of reasons, including the appearance of new technologies that make our product obsolete, the position of our partner in the market, competition from a competing product, failure of our partners or us to design and conduct successful clinical trials or obtain regulatory approval for our product candidates, or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our partners terminates a development program or ceases to market an approved or commercial product, we will not receive any future milestone payments, royalties or transfer payments relating to that program or product under our partnership agreement with that party.

Our near‑term product revenue growth heavily relies on the success of the Twirla contraceptive patch.

The near‑term growth of our product revenues heavily relies on the approval and successful launch of Agile’s product candidate, the Twirla® contraceptive patch, also referred to as AG200‑15. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for Twirla, has conducted Phase 3 clinical studies and filed a New Drug Application (an “NDA”) with the FDA for Twirla in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. Accordingly, Agile is conducting an additional Phase 3 clinical trial, which it expects will not be completed before the fourth calendar quarter of 2016. We cannot assure you that Agile will be able to complete this additional Phase 3 trial or complete it in a timely manner, if at all, or ultimately obtain regulatory approval for the Twirla product. If Agile fails to achieve any of these critical activities, or experiences significant delays in doing so, our near‑term growth prospects would be limited, and would create uncertainty around the value and usefulness of our Twirla manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the Twirla contraceptive patch in collaboration with Agile. The success of the Twirla product is a key component of our business growth over the next few years and we have projected we will receive revenues from manufacture of this product beginning in calendar 2017. The Twirla product requires a process step that has been incorporated into the commercial production line, which involves the laser‑etching of label information on each patch. In addition to requiring an additional Phase 3 clinical study, the

FDA has requested information relating to this laser‑etching process to demonstrate that it does not adversely affect the performance of the patch, which we have provided to Agile in response to this request. If this product is not approved and launched in accordance with Agile’s plans, we will not realize our anticipated near-term revenue growth. In addition, one of our three buildings in our manufacturing facility in Grand Rapids, Michigan has been built out for the anticipated commercial production of Twirla. Although some of the equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If Twirla is not approved, our business and financial prospects will be significantly harmed.

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

We also rely on certain third parties as the current sole source of the materials they supply. Although many of these materials are produced in more than one location or are available from another supplier, if any of these materials becomes unavailable to us for any reason, we likely would incur added costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases we may be required to obtain regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely.

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

In addition, the market for our products will depend significantly on access to third‑party payors’ drug formularies, which are the lists of medications for which third‑party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third‑party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

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

In addition, our MicroCor product candidates have been manufactured in small quantities for preclinical studies and Phase 1 and Phase 2a clinical trials. As we prepare for later stage clinical trials and potential commercialization, we are taking steps to increase the scale of production of our MicroCor product candidates. In order to conduct larger or late‑stage scale clinical trials for a MicroCor product candidate and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to increase successfully the manufacturing capacity for any of such product candidates in a timely or cost‑effective manner or at all. Significant scale‑up of manufacturing may require additional processes, technologies and validation studies, which are costly and could require additional sources of funding, may not be successful and may not be approved by the FDA. In addition, quality issues may arise during those scale‑up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale‑up the manufacture of any of our MicroCor product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, although we have self-funded Phase 1 and Phase 2a clinical trials for MicroCor hPTH(1‑34), we are currently seeking a partner or partners who will invest in the next phase of clinical development for this product candidate. We also plan to find a partner or partners to commercialize MicroCor hPTH(1-34).

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms or at all. If we are unable to do so, we may have to curtail the development of one or more product candidates, reduce or delay one or more of our development programs, delay potential commercialization, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenues.

The results and anticipated timelines of our clinical trials are uncertain and may not support continued development of a product candidate, which would adversely affect our prospects for future revenue growth.

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully-completed large-scale clinical trials may not result in marketable products. If any of our product candidates fails to achieve the primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may face challenges in clinical trial protocol design.

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

We expect to relocate our headquarters to Fremont, California, which may result in additional expenses and disrupt our operations.

On February 12, 2016, we entered into a lease agreement for facilities in Fremont, California, which will replace our current headquarters in Menlo Park, California, as described in further detail in Note 1 to our financial statements contained in this Quarterly Report on Form 10-Q, and we plan to relocate to these new headquarters in 2016 or 2017 when construction is complete. Although the lease provides that the landlord will reimburse us for up to $2.4 million in tenant improvements, we expect to incur additional build-out and improvement costs and expenses related to the new facility. We also expect to incur additional expenses associated with the relocation, including exit costs and additional rent during any overlap period when we occupy both the new and old headquarter facilities. If we are unable to transition our personnel and operations in a cost-efficient and timely manner, it could have an adverse effect on our financial condition and results of operations.  Even if we are able to transition in a cost-efficient and timely manner, the move may still disrupt operations and distract employees from our primary business. Furthermore, there is no assurance that we will be able to retain our employees, including management and other key personnel, at the new location and this could further disrupt our business and operations.

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

As of March 31, 2016, the amount of our total long-term debt was approximately $50.8 million, which is primarily pursuant to our term loan agreement with CRG, formerly Capital Royalty. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding payment-in-kind, or “PIK” notes), extend the maturity date to June 30, 2019, and extend the quarterly interest‑only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018. On December 4, 2014, we borrowed the remaining $10 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. For example, our product revenues from Clonidine TDS in fiscal 2013 were higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for seven months during the year. Revenues returned to historic levels in fiscal 2014. Product revenues in fiscal 2015 related to Clonidine TDS declined compared to fiscal 2014 due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing.  Lower unit volumes and decreased unit pricing by Teva directly reduces our profit sharing. Revenues related to Clonidine TDS in the first six months of fiscal 2016 were lower than the corresponding period in fiscal 2015 due to a decrease in unit volumes shipped as a result of fewer units ordered. The pending acquisition by Teva of the generic business of Allergan could result in a divestiture of the Clonidine TDS product, which could impact our revenues for this product for the remainder of fiscal 2016 and beyond. In addition, product revenues related to Fentanyl TDS declined in fiscal 2015, compared to fiscal 2014, as additional competitors entered the market in fiscal 2014, and we made corresponding reductions in our production output, which continued throughout fiscal 2015. We expect that our product revenues from Fentanyl TDS in fiscal 2016 will be lower than fiscal 2015 as a result of the amended terms of our agreements with Par and the continued impact of increased competition from other generic companies. Furthermore, we measure compensation cost for stock‑based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Finally, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

Even after we achieve U.S. regulatory approval for a product, or after we or our partners commercialize an FDA‑regulated product that does not require premarket approval (such as our consumer teeth whitening products), we will be subject to continued regulatory review and compliance obligations. For example, with respect to our drug products, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A drug product’s approval may contain requirements for potentially costly post‑approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. These requirements include submissions of safety and other post‑marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice (“cGMP”) requirements, which are regulations addressing the proper design, monitoring, and control of manufacturing processes and facilities, and with the FDA’s Good Clinical Practice (“GCP”) and the FDA’s Good Laboratory Practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA for all of our products in clinical and pre‑clinical development, and for any clinical trials that we conduct post‑approval. To the extent that a product is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

For our products or product candidates containing controlled substances, we and our partners, suppliers, contractors and distributors are required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation, exportation and distribution of controlled substances. These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, production and procurement quotas, record keeping, reporting, handling, shipment and disposal. These regulations increase the personnel needs and the expense associated with development and commercialization of drug candidates including controlled substances. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our products containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of our pharmaceutical systems containing controlled substances. In particular, among other things, there is a risk that these regulations may interfere with the supply of the drugs used in our clinical trials, and in the future, our ability to produce and distribute our products in the volume needed to meet commercial demand. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations. In some circumstances, violations could lead to criminal proceedings. Because of their restrictive nature, these regulations could limit commercialization of any of our product candidates that are classified as controlled substances.

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

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We or our partners may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. Even after the completion of Phase 3 or other pivotal clinical studies, we may have to address additional issues raised by the FDA in response to the NDA or ANDA filed by us or our partners, such as the issues with the Agile contraceptive patch. In the event that we or our partners abandon or are delayed in the clinical development efforts related to our product candidates, we may not be able to execute on our business plan effectively, we may not be able to become profitable, our reputation in the industry and in the investment community could be significantly damaged and our stock price could decrease significantly.

We have in the past relied and expect to continue to rely on third parties to conduct and oversee our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We have in the past relied and expect to continue to rely on third‑party CROs to conduct and oversee our clinical trials. For example, we contracted with a CRO in Australia to conduct the Phase 1 and Phase 2a clinical trials for our MicroCor hPTH(1‑34) and the Phase 1 clinical trials for our Corplex Donepezil and Corplex Memantine products.

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

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States. For example, our CRO conducted the Phase 1 and Phase 2a clinical trials for our MicroCor hPTH(1‑34), and the Phase 1 trials for our Corplex Donepezil and Corplex Memantine products in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the study through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data is considered valid without the need for an on‑site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on‑site inspection or other appropriate means. In addition, such studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time‑consuming and delay aspects of our business plan, including the development and commercial launch of any product candidates impacted by such a decision by the FDA.

If the FDA concludes that certain of our product candidates do not satisfy the requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetics Act, or Section 505(b)(2), or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

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

The FDA or foreign regulatory agencies will determine the regulatory pathway for our Alzheimer’s product candidates, Corplex Donepezil and Corplex Memantine, which could impact cost and timing of clinical trials.

There is no general FDA guidance on whether bioequivalence studies can be relied on for approval of a transdermal formulation under the Section 505(b)(2) regulatory pathway where the reference listed drug is an oral dosage form. It is possible that for drugs with a long half-life such as donepezil and memantine, as opposed to drugs with a short half-life, the plasma profile of the drug in the bloodstream for transdermal delivery will closely match the plasma profile seen with oral administration.  For this reason, a bioequivalence regulatory strategy for approval of these products via the 505(b)(2) pathway may be possible. Following review of our pre-Investigational New Drug submission,  the FDA has given positive feedback regarding our plan to pursue this bioequivalence approach for Corplex Donepezil, indicating that if we can adequately demonstrate bioequivalence between Corplex Donepezil and oral Aricept in our planned pharmacokinetic studies, additional clinical efficacy studies will not be required.  This direct transition from a pilot pharmacokinetic study to a single pivotal bioequivalence study would save expense and time.  If the FDA’s position on the regulatory pathway changes, or if the studies do not adequately support bioequivalence, more expensive and time-consuming studies may be needed, resulting in a longer clinical development timeline for Corplex Donepezil. Furthermore, if the FDA does not accept our bioequivalence approach for Corplex Memantine, this will also result in additional studies that will be more expensive and time consuming for this product candidate.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability and the future revenues and profitability of our partners. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to certain individuals enrolled in Medicaid managed care organizations, (ii) established annual fees on manufacturers of certain branded prescription drugs and (iii) enacted a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers.

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

We have begun a process of transitioning from our previous financial tracking system to an updated enterprise resource planning system, but have not determined the timing for such a transition. Our current system has been in place since our founding and the transition will be costly and require new training and extensive changes to our system of our internal financial reporting. There is no guarantee that we will be able to transition smoothly and maintain effective internal controls over the reporting process during this transition.

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

On December 30, 2015, we entered into a sales agreement with Cantor Fitzgerald pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of its Common Stock with aggregate proceeds of up to $20.0 million.  As of March 31, 2016, all of the shares of Common Stock available for sale pursuant to the sales agreement remained available to be sold, subject to certain conditions as specified in the sales agreement, and sales of these shares could have a material adverse effect on the market price of our common stock.

In addition, on December 30, 2015, we filed a registration statement on Form S-3 (File No. 208800), which was declared effective by the SEC on January 20, 2016, to register for resale 9,353,304 shares of our common stock held by Essex Woodlands, or approximately 42% of our total outstanding shares of common stock as of March 31, 2016. As a result, such shares are freely tradable under the Securities Act of 1933, as amended (the “Securities Act”), and sales of these shares could have a material adverse effect on the market price of our common stock.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

On May 10, 2016, we entered into a Fifth Amendment to License Agreement (the “P&G Amendment”) with P&G, which amends that certain License Agreement, dated as of June 13, 2005, as amended from time to time (the “License Agreement”), to, among other things, narrow the fields of use as they relate to the use of our Corplex technology under the Agreement. In addition, the Amendment included a covenant not to sue for certain claims related to certain of P&G’s personal and beauty care products. Pursuant to the License Agreement, as amended by the P&G Amendment, we co-develop various products with P&G under the Crest Whitestrips label.  The partnership between us and P&G is described in further detail in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 that was filed with the SEC on December 16, 2015, and in our other periodic filings with the SEC. The foregoing summary of the P&G Amendment does not purport to be complete and is qualified in its entirety by reference to the P&G Amendment, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1.

On May 10, 2016, we entered into a Lease Amendment #1 (the “Lease Amendment”) with 4741 Talon Court L.L.C. (“Landlord”), which amends the lease agreement, dated April 30, 2012, for our warehouse facility in Grand Rapids, Michigan, located at 4741 Talon Court SE (the “Lease”). The Lease term would have expired on April 30, 2017 and the Lease Amendment extends that term until April 30, 2019.  The foregoing summary of the Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the Lease Amendment, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.2.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Fifth Amendment to License Agreement, dated May 10, 2016, by and between the Company and The Procter& Gamble Company					X

10.2	Lease Amendment #1, dated May 10, 2016, by and between the Company and 4741 Talon Court L.L.C.					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on May 13, 2016.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)