Form 10-Q
period 2016-06-30
Corium International, Inc.
filed 2016-08-12
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, there were approximately 22,359,011 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

(Unaudited)

	As of June 30,	As of September 30,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$47,394	$72,218
Accounts receivable	4,091	4,461
Unbilled accounts receivable	517	812
Inventories, net	2,830	2,902
Prepaid expenses and other current assets	1,459	1,367
Total current assets	56,291	81,760
Restricted cash	666	—
Property and equipment, net	11,139	11,593
Debt financing costs, net	599	554
Intangible assets, net	7,072	6,837
TOTAL ASSETS	$75,767	$100,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,071	$3,952
Accrued expenses and other current liabilities	3,895	4,091
Long-term debt, current portion	69	57
Capital lease obligations, current portion	285	820
Recall liability, current portion	460	760
Deferred contract revenues, current portion	292	134
Total current liabilities	8,072	9,814
Long-term debt, net of current portion	51,080	49,807
Capital lease obligations, net of current portion	—	72
Recall liability, net of current portion	1,971	2,229
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	64,623	65,422
Commitments and contingencies
Stockholders’ equity:
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 22,359,011 and 22,160,991 shares issued and outstanding as of June 30, 2016 and September 30, 2015	22	22
Additional paid-in capital	169,283	166,085
Accumulated deficit	(158,161)	(130,785)
Total stockholders’ equity	11,144	35,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,767	$100,744

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product revenues	$7,264	$6,296	$18,930	$20,467
Contract research and development revenues	1,983	3,505	4,228	9,798
Other revenues	1,359	797	1,947	1,390
Total revenues	10,606	10,598	25,105	31,655
Costs and operating expenses:
Cost of product revenues	4,626	4,063	12,924	13,369
Cost of contract research and development revenues	2,742	4,065	8,601	12,292
Research and development expenses	5,516	3,493	15,566	11,670
General and administrative expenses	3,116	2,835	9,106	8,192
Amortization of intangible assets	168	141	489	464
(Gain) / loss on disposal of equipment	—	(5)	2	2
Total costs and operating expenses	16,168	14,592	46,688	45,989
Loss from operations	(5,562)	(3,994)	(21,583)	(14,334)
Interest income	54	5	142	11
Interest expense	(1,984)	(1,925)	(5,932)	(5,490)
Loss before income taxes	(7,492)	(5,914)	(27,373)	(19,813)
Income tax expense	—	—	3	2
Net loss and comprehensive loss	$(7,492)	$(5,914)	$(27,376)	$(19,815)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.33)	$(1.23)	$(1.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,321,581	18,116,021	22,254,849	18,073,879

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

Condensed Statement of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - September 30, 2015	22,160,991	$22	$166,085	$(130,785)	$35,322
Issuance of common stock under Employee Stock Purchase Plan	126,471	—	488	—	488
Issuance of common stock upon exercise of stock options	71,549	—	170	—	170
Stock-based compensation expense	—	—	2,540	—	2,540
Net loss and comprehensive loss	—	—	—	(27,376)	(27,376)
Balance - June 30, 2016	22,359,011	$22	$169,283	$(158,161)	$11,144

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(27,376)	$(19,815)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	1,375	1,546
Loss on disposal of equipment	2	2
Amortization of intangible assets	489	464
Noncash amortized debt issue costs on long-term debt and capital leases	155	127
Noncash amortized discount on long-term debt and capital leases	15	17
Stock-based compensation expense	2,540	2,019
Changes in operating assets and liabilities:
Accounts receivable	370	(472)
Unbilled accounts receivable	295	513
Inventories, net	72	(701)
Prepaid expenses and other current assets	(92)	(536)
Accounts payable	(748)	1,143
Accrued expenses and other current liabilities	1,130	837
Deferred contract revenues	158	(81)
Recall liability	(558)	(521)
Net cash used by operating activities	(22,173)	(15,458)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,056)	(690)
Proceeds from sale of equipment	—	10
Payments for patents and licensing rights	(724)	(548)
Change in restricted cash	(666)	—
Net cash used by investing activities	(2,446)	(1,228)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	10,000
Payment of transaction costs associated with issuance of long-term debt	(200)	(150)
Principal payments on long-term debt	(53)	(50)
Principal payments on capital lease obligations	(610)	(571)
Proceeds from exercise of stock options	170	30
Proceeds from exercise of common stock warrants	—	1
Proceeds from issuance of common stock under Employee Stock Purchase Plan	488	570
Net cash provided (used) by financing activities	(205)	9,830
NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,824)	(6,856)
CASH AND CASH EQUIVALENTS — Beginning of period	72,218	36,395
CASH AND CASH EQUIVALENTS — End of period	$47,394	$29,539

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,434	$4,130
Cash paid for income taxes	$3	$1
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$65	$176
Issuance of payment-in-kind notes in lieu of cash interest payments	$1,326	$1,215

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

1.    Organization, Description of Business and Summary of Significant Accounting Policies

Organization

Corium International, Inc., a Delaware corporation (the “Company”), is a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage the Company’s broad experience with advanced transdermal and transmucosal delivery systems.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of June 30, 2016 and the statements of operations and comprehensive loss for the three and nine months ended June 30, 2016 and 2015, statement of stockholders’ equity for the nine months ended June 30, 2016 and statements of cash flows for the nine months ended June 30, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2016 and its results of operations for the three and nine months ended June 30, 2016 and 2015 and cash flows for the nine months ended June 30, 2016 and 2015. The financial data and the other financial information contained in these notes to the financial statements related to the three and nine month periods are also unaudited. The results of operations for the nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2016 or for any future annual or interim period. The balance sheet as of September 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Use of Estimates

Estimates and assumptions are required to be used by management in the preparation of financial statements in conformity with U.S. GAAP that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of operating revenues and operating expenses during the reporting period. Those estimates and assumptions affect revenue recognition, deferred revenues, impairment of long-lived assets, determination of fair value of stock-based awards and other debt- and equity-related instruments, accounting for clinical trials and accounting for income taxes. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

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

For the three and nine months ended June 30, 2016, three partners accounted for 84% and 85% of the Company’s revenues and 84% of accounts receivable as of June 30, 2016. For the three and nine months ended June 30, 2015, four partners accounted for 87% and 88% of the Company’s revenues. As of September 30, 2015, three partners accounted for 84% of accounts receivable.

Restricted Cash

The Company’s restricted cash consists of cash maintained in a separate deposit account to secure a letter of credit issued by a bank to the landlord pursuant to a lease agreement for the Company’s new corporate headquarters. The Company has classified the restricted cash as noncurrent on the condensed balance sheet.

Facility Lease

On February 12, 2016, the Company entered into a lease agreement pursuant to which the Company agreed to lease approximately 48,240 square feet of space in Fremont, California, which was intended to replace the Company’s current headquarters. Subject to certain conditions, the lease agreement provided for a term of ten years. The lease agreement provided for annual base rent of $72,360 per month for the first twelve months, $110,952 per month for the next twelve months with rent increasing by approximately 3% annually thereafter.   In addition, the lease provided that the landlord will reimburse the Company for up to $2.4 million in tenant improvements. On July 29, 2016, the Company exercised its termination right under Section 4.2 of the lease by providing the landlord with written notice to terminate the lease agreement effective immediately.  For further details, see Note 14.

Comprehensive Income (Loss)

For the three and nine months ended June 30, 2016 and 2015, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)” (“ASU 2014-09”). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which defers the effective date of ASU 2014-09 by one year. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public companies and permits the use of either the retrospective or cumulative effect transition method, with early adoption permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which further clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which addresses narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition and provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. We are currently evaluating the effect, if any, these ASUs may have on our future financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are currently evaluating the effect that this ASU will have on our future financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the effect that this ASU will have on our future financial position, results of operations and cash flows.

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

The Company did not have any transfers between Level I, II and III of the fair value hierarchy during the nine months ended June 30, 2016.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of June 30, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$47,573	$—	$—	$47,573

	As of September 30, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$71,970	$—	$—	$71,970

The following financial liabilities have carrying values that differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (Level III valuation) (in thousands):

	As of June 30, 2016
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$51,149	$51,231	$82

	As of September 30, 2015
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$49,864	$49,967	$103

3.  Inventories

Inventories consist of the following (in thousands):

	As of June 30,	As of September 30,
	2016	2015
Raw materials	$1,569	$1,573
Work in process	1,048	852
Finished goods	315	612
Total inventories, cost	2,932	3,037
Less inventory reserves	(102)	(135)
Total inventories, net	$2,830	$2,902

4. Long-Term Debt

Outstanding long-term debt consists of the following (in thousands):

	As of June 30,	As of September 30,
	2016	2015
Term loan agreement expiring June 30, 2019, less discount of $46 and $58 as of June 30, 2016 and September 30, 2015. See terms of the agreement below.	$50,633	$49,295
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due April 2017	43	66
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	473	503
Total	51,149	49,864
Less current portion	69	57
Long-term portion	$51,080	$49,807

On July 13, 2012, the Company completed a $35.0 million term loan agreement with CRG, a structured debt and equity investment management firm. In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement. On November 14, 2014, the agreement was amended to, among other things, increase the principal amount available under the term loan by $10.0 million, extend the interest-only period to June 30, 2018, and extend the maturity from June 30, 2017 to June 30, 2019. The amended agreement provides for a maximum borrowing of $45.0 million, excluding PIK notes, as defined below. The amended agreement requires interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on June 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contains a provision whereby the Company can, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into additional notes (payment-in-kind (“PIK”) notes). Amounts outstanding under the term loan agreement are collateralized by all of the Company’s assets. The amended agreement also provides for a prepayment penalty, the amount of which varies with the date on which prepayment is made, if the Company chooses to repay principal prior to June 30, 2018 or upon other specified events, including a change of control. On December 4, 2014, the Company borrowed the remaining $10.0 million of principal provided for in the amended agreement. As of June 30, 2016 and September 30, 2015, the Company had converted $5.7 million and $4.4 million of interest into PIK notes, each of which added to the then-outstanding principal, and is included in the balances shown as of those dates. As of June 30, 2016, the principal amount outstanding under the term loan agreement, including all PIK notes, was $50.7 million.

The term loan agreement was amended in November 2015 to modify the financial covenants for minimum annual revenues (beginning with the 12 months ended June 30, 2016) and minimum liquidity, with which the Company has been in continuous compliance since the inception of the loan.

5.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Teva	$2,708	$2,819	$5,504	$8,645
Par (a wholly-owned subsidiary of Endo Pharmaceuticals Inc.)	1,853	2,811	5,445	7,787
P&G	4,392	2,957	10,294	9,173
Agile	767	635	2,182	2,389
Other	886	1,376	1,680	3,661
Total revenues	$10,606	$10,598	$25,105	$31,655

Included in total revenues above are royalties and profit sharing, which totaled $0.5 million and $1.7 million for the three and nine months ended June 30, 2016, compared to $0.6 million and $1.8 million for the corresponding periods in 2015.

In 2005, the Company entered into a multi-faceted collaboration arrangement with The Procter & Gamble Company, or P&G. The relationship includes a world-wide license to P&G for the use of certain of the Company's technologies for products in specific fields. The Company is entitled to receive milestone payments for each qualifying product that the Company develops for P&G.  In the three and nine months ended June 30, 2016, the Company received a $1.1 million milestone payment from P&G for the approval of the U.S. commercial launch of a product developed by the Company.  For the three and nine months ended June 30, 2015, the Company received a $0.5 million milestone payment for the commercial launch of the same product outside of the U.S.

6.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions from fiscal 2008 through fiscal 2013. The warrants were recorded as equity instruments at the date of their issuances based on the terms of the warrants.

As of June 30, 2016 and September 30, 2015, warrants to purchase 51,386 shares of common stock, on an as-converted basis, were outstanding with a weighted-average exercise price of $9.26 per share.  All of the common stock warrants are exercisable at any time up to ten years from issuance.  These warrants expire at various dates between December 2020 and November 2021.  The fair value of these warrants was recorded in stockholders’ equity upon issuance.

7.  Convertible Preferred Stock, Common Stock and Stockholders' Equity

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of June 30, 2016 and September 30, 2015 with a par value of $0.001 per share.  No preferred stock was outstanding as of those dates.

Common Stock

The Company was authorized to issue up to 150.0 million shares of common stock as of June 30, 2016 and September 30, 2015 with a par value of $0.001 per share. As of June 30, 2016, there were 22,359,011 shares of common stock outstanding and as of September 30, 2015, there were 22,160,991 shares of common stock outstanding.

Controlled Equity Offering

In December 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of its common stock, par value $0.001 per share, with aggregate proceeds of up to $20.0 million.  The offer and sale of these shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-204025) filed by the Company with the SEC on May 8, 2015 and declared effective by the SEC on May 21, 2015, as supplemented by a prospectus supplement dated and filed with the SEC on December 30, 2015. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from any shares sold by Cantor Fitzgerald. Since its inception in December 2015, the Company has not sold any shares under this sales agreement.

8.  Stock-Based Compensation

Equity Incentive Plans

As of June 30, 2016 and September 30, 2015, the Company had three equity incentive plans, all of which are sponsored by the Company. On March 19, 2014, the Company's board of directors approved the adoption of the 2014 Equity Incentive Plan (the "2014 Plan"). Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which was adopted in November 2012 and was replaced by the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees (including officers), non-employee directors and consultants of the Company. The Company also sponsored the 2002 Stock Option Plan that expired in 2012.

On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan will be automatically increased by an amount equal to 4% of the number of shares of common stock outstanding as of the preceding December 31, or such lesser number agreed to by the Company’s board of directors. On January 11, 2016 and January 16, 2015, the Company’s board of directors authorized an increase of 888,776 and 722,834 shares to be added to the total number of shares of common stock issuable under the 2014 Plan. As of June 30, 2016 and September 30, 2015, the Company had reserved 4,562,600 and 3,745,373 shares of common stock for issuance pursuant to the Corium Plans and had 1,156,780 and 830,396 shares of common stock available for grant pursuant to the 2014 Plan. The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

The exercise price of each option granted under the Corium Plans is required to be no less than the fair market value of the Company's common stock on the date of the grant. The maximum term of the options is ten years and the vesting period is typically four years. The restricted stock unit awards granted under the 2014 Plan vest over a four-year period.

A summary of activity under the Corium Plans during the nine months ended June 30, 2016 is as follows:

		Weighted	Weighted Average
	Stock Options	Average	Remaining	Aggregate
	and Awards	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Life (Years)	(In thousands)
Balance - September 30, 2015	2,914,977	$4.04	6.94	$15,482
Options granted	623,700	$7.69
Restricted stock unit awards granted	30,000	$7.94
Options exercised	(71,549)	$2.38
Options forfeited / cancelled	(91,308)	$5.76
Balance - June 30, 2016	3,405,820	$4.66	6.81	$—

Options and awards exercisable - June 30, 2016	2,139,511	$3.58	5.75	$—
Options and awards vested and expected to vest - June 30, 2016	3,287,527	$4.58	6.73	$—

All outstanding stock options under the Corium Plans as of June 30, 2016 have an exercise price between $2.12 and $14.12 per share.

The weighted-average fair value of the stock options granted for the nine months ended June 30, 2016 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	June 30, 2016
Expected term (in years)	5.27	-	6.77
Risk-free interest rate	1.30%	-	1.97%
Expected volatility	74%	-	77%
Expected dividend rate		0%

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

2014 Employee Stock Purchase Plan

On March 19, 2014, the Company's board of directors approved the adoption of the 2014 Employee Stock Purchase Plan (the "2014 ESPP"). The 2014 ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company's common stock through accumulated payroll deductions.

On January 1 of each year during the ten-year term of the plan, the number of shares issuable under the 2014 ESPP can be increased by an amount equal to up to 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or a lesser number as agreed to by the Company’s board of directors. On January 11, 2016 and January 16, 2015, the Company’s board of directors reserved an additional 257,631 and 181,994 shares of common stock for issuance pursuant to the 2014 ESPP. No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company's stockholders. Shares subject to purchase rights granted under the Company's 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company's 2014 ESPP. As of June 30, 2016 and September 30, 2015, there were 503,689 and 372,529 shares of common stock available for issuance pursuant to the 2014 ESPP.

For the three and nine months ended June 30, 2016, the Company recorded stock-based compensation expense of $79,000 and $217,000, compared to $86,000 and $362,000 for the corresponding periods in 2015 related to the 2014 ESPP. For the nine months ended June 30, 2016 and 2015, the Company issued 126,471 and 119,465 shares of common stock to employees related to the 2014 ESPP.

The fair value of the purchase rights granted under the 2014 ESPP for the offering period beginning May 20, 2016 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in the offering period using the following assumptions:

	As of
	June 30, 2016
Fair value of common stock		$3.79
Grant price		$3.22
Expected term (in years)	0.50	–	2.00
Expected volatility	70%	–	79%
Risk-free interest rate	0.43%	–	0.89%
Expected dividend rate		0%

Fair Value of Common Stock —The fair market value of the Company’s common stock on the first day of each offering period, or $3.79 for the offering period commencing May 20, 2016.

Grant Price  — 85% of the fair market value of the Company’s common stock on the first day of each offering period, or $3.22 for the offering period commencing May 20, 2016.

Expected Terms —The expected terms are based on the end dates of the four purchase periods of each ESPP offering period, which are six, twelve, eighteen and twenty-four months from the commencement of each new offering period.

Expected Volatility —The expected volatility is based on the historical volatility of the Company’s common stock over the expected term.

Risk-Free Interest Rate —The risk-free interest rate is based on the constant maturity yields of U.S. Treasury notes with remaining maturities similar to each expected term.

Expected Dividend Rate —The Company has never paid any dividends, does not plan to pay dividends in the foreseeable future, and, therefore, uses an expected dividend rate of zero in the valuation model.

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three and nine months ended June 30, 2016 and 2015 is classified in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Cost of product revenues	$92	$82	$255	$267
Cost of contract research and development revenues	54	44	146	147
Research and development	177	120	517	389
General and administrative	569	408	1,622	1,216
Total stock-based compensation	$892	$654	$2,540	$2,019

As of June 30, 2016, there was a total of $5.8 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested awards under the Corium Plans, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.4 years.

9.  Product Recall Liability

In fiscal 2008 and fiscal 2010, Allergan, plc, formerly known as Actavis, Inc. (“Actavis”) issued two voluntary recalls of certain lots and strengths of Fentanyl TDS manufactured by the Company and sold and distributed at that time by Actavis in the United States. The Company and Actavis negotiated financial settlements for these two recalls, and the Company accrued amounts related to these settlements in fiscal 2009 and 2011. These recall liabilities were subsequently reduced through various mechanisms per the terms of the settlement agreements.

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

The Company made settlement payments of $0.2 million during the three months ended June 30, 2016 and 2015 and $0.6 million and $0.5 million during the nine months ended June 30, 2016 and 2015.

10.  Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during the three and nine months ended June 30, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic and diluted net loss per share
Net loss attributable to common stockholders, basic and diluted	$(7,492)	$(5,914)	$(27,376)	$(19,815)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,321,581	18,116,021	22,254,849	18,073,879
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.33)	$(1.23)	$(1.10)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options to purchase common stock	3,375,820	2,878,914	3,375,820	2,878,914
Unvested restricted stock unit awards	30,000	—	30,000	—
Shares authorized under the 2014 ESPP	503,689	372,529	503,689	372,529
Common stock warrants	51,386	51,386	51,386	51,386

11.  Income Taxes

The Company did not record a provision for Federal income taxes for the three and nine months ended June 30, 2016 because it expects to generate a net operating loss for the year ending September 30, 2016. The income tax expense of $3,000 and $2,000 for the nine months ended June 30, 2016 and 2015 represents minimum statutory payments due in the states in which the Company is subject to taxation. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

13. Termination Charges

In June 2016, the Company approved and initiated a reduction in its workforce of employees and contractors to align resources with its current clinical development priorities.  In particular, the reduction was implemented to maximize the Company’s ability to pursue its lead clinical program in Alzheimer’s disease, which is on an accelerated development pathway based on recent regulatory guidance.  The reduction affected approximately 17% of the

Company’s total workforce, including employees and contractors. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company recorded as expense $0.3 million for the three and nine months ended June 30, 2016, which represents one-time termination benefits, comprised principally of severance and benefit continuation costs. As of June 30, 2016, the Company recorded a liability of $0.2 million related to these termination costs, which reflects payments made for the three months ended June 30, 2016 of $0.1 million.  The balance of the liability is expected to be paid out prior to December 31, 2016.

14. Subsequent Events

On July 29, 2016, the Company exercised its termination right under Section 4.2 of the lease by providing the landlord of the Company’s leased property in Fremont, California, with written notice to terminate the Fremont, California lease agreement dated February 12, 2016 effective immediately because the underlying premises were not delivered to the Company in accordance with the terms of the lease.  The lease agreement provided for an initial term of approximately ten years and comprised approximately 48,240 square feet of space, which premises were intended to replace the Company’s current headquarters in Menlo Park, California.

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

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience with advanced transdermal and transmucosal delivery systems. We have multiple proprietary programs in preclinical and clinical development focusing primarily on the treatment of neurological disorders, with two lead programs in Alzheimer’s disease. We have developed and are the sole commercial manufacturer of seven prescription drug and consumer products for our marketing partners. We have two proprietary transdermal platforms: Corplex for small molecules and MicroCor, a biodegradable microstructure technology for small molecules and biologics, including vaccines, peptides and proteins.  Our late-stage pipeline includes a contraceptive patch co-developed with Agile Therapeutics that is currently in Phase 3 trials, and additional transdermal products that are being developed with other partners.

We have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. All of our current commercial products are distributed, promoted and marketed by our partners. Our partners include The Procter & Gamble Company (“P&G”), Endo Pharmaceuticals, Inc., formerly Par Pharmaceutical, Inc. (“Endo”), Teva Pharmaceuticals USA, Inc. (“Teva”), Agile Therapeutics, Inc. (“Agile”) and Aequus Pharmaceuticals, Inc. (“Aequus”), as well as several other multinational pharmaceutical companies. Most of these entities have substantially greater financial and operating resources than we do, including global operations. We have never had, nor do we currently have, our own sales force or marketing capabilities. We do not control the market prices that our marketing partners set for our products and, consequently, we do not control the market shares or rates of adoption for our current products.

Our partnership with Teva began in 2004, with Teva’s predecessor, Barr Laboratories. Together with Barr, we developed a clonidine Transdermal Delivery Systems (“TDS”), which Teva commercially launched in 2010. Teva currently sells Clonidine TDS throughout North America.  Effective August 2, 2016, Teva divested Clonidine TDS to Mayne Pharma Inc. (“Mayne”), together with our agreements with Teva relating to the product, as a result of a Federal Trade Commission (“FTC”) consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc (formerly Actavis) (“Allergan”).

Our partnership with Par, which was acquired by Endo, is likewise the result of an FTC-mandated divestiture of Fentanyl TDS from Actavis, Inc. in connection with the merger of Actavis with Watson Pharmaceuticals. We began the development of Fentanyl TDS with Abrika LLLP in May 2002, and Abrika was subsequently acquired by Actavis in 2007. Actavis commercially launched Fentanyl TDS in 2007. Endo currently sells Fentanyl TDS throughout the United States.

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

Partner	Product/Candidate	Application	Status
Teva	Clonidine TDS	Hypertension	Marketed
Endo/Par	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	Phase 3
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a Completed
Self-funded	Donepezil TDS	Alzheimer's	Phase 1 Completed
Aequus	Aripiprazole TDS	Neurological Disorders	Phase 1
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Self-funded	Ropinirole TDS	Parkinson's	Preclinical
Self-funded	MicroCor Zolmitriptan	Migraine	Preclinical
Self-funded	MicroCor Fentanyl	Breakthrough Pain	Feasibility
Teva	ANDA	Motion Sickness	ANDA Filed

In addition to commercialized products, we have a number of products in late stages of development. One of these products is Twirla, which is a combination hormonal contraceptive patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives, through the skin in an easy-to-use format over seven days.

We are developing several additional products utilizing our proprietary technologies that we advanced into human clinical trials during 2015 and 2016.  We are actively pursuing two product candidates for the transdermal treatment of Alzheimer’s disease, incorporating donepezil and memantine, the two most commonly-prescribed drugs already approved by the FDA for this disease. The donepezil and memantine candidates first entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced successful results for several donepezil and memantine clinical trials throughout 2016. In late April 2016, we received positive feedback from the FDA on our pre-Investigational New Drug submission that outlined our proposed bioequivalence regulatory pathway for Corplex Donepezil. Also, in July 2015, we reported positive interim topline results from a Phase 2a trial for our MicroCor hPTH(1-34) product candidate, which utilizes our MicroCor technology to deliver parathyroid hormone, a peptide for treating osteoporosis that is currently available only in an injectable form that requires refrigeration.

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological disorders. The first project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of conditions, including schizophrenia, major depressive disorder, bipolar I disorder and irritability associated with autistic disorder in pediatric patients. Aequus initiated a Phase 1 bioavailability clinical trial for this product in the fourth calendar quarter of 2015, and reported positive results in the first calendar quarter of 2016. We also have ongoing feasibility agreements with several pharmaceutical and biotechnology companies involving our Corplex and MicroCor technologies, and are currently in active discussions with other parties for additional feasibility and partnering projects.

Components of Statements of Operations

Revenues

During the three and nine months ended June 30, 2016 and 2015, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues —Product revenues consist of product sales to our partners and royalties and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues during the three and nine months ended June 30, 2016 and 2015.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products manufactured and shipped to Teva, along with profit sharing from the net profits earned by Teva on the product. For the nine months ended June 30, 2016, product revenues related to Clonidine TDS remained consistent with those of the same period in 2015. On August 2, 2016, Teva completed the acquisition of the generic business of Allergan, which resulted in a divestiture of the Clonidine TDS product to Mayne, which could impact our revenues for this product for the remainder of fiscal 2016 and beyond. Based on purchase orders and forecasts provided by Mayne, product sales of Clonidine TDS are expected to increase for the remainder of fiscal 2016 compared to the same period in 2015. It is difficult, however, to predict the impact this divestiture may have on our results of operations, if any, until the transition period is complete. If Mayne is less effective in its commercialization of the product than Teva, it may result in a loss of market share or reduced pricing, either of which could result in a decrease in our revenues from the product.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products manufactured and shipped to Par, a wholly owned subsidiary of Endo.  Product revenues related to Fentanyl TDS declined for the nine months ended June 30, 2016, compared to the same period in 2015. This decline was a result of continued marketplace competition as well as a June 2015 amendment to our agreements with Par, which amended the pricing and payment provisions and other business terms. The amended terms also include the elimination of the royalty obligations on future purchase orders and establish mutually agreeable transfer pricing. Based on purchase orders and forecasts provided by Endo, revenues from Fentanyl TDS for the fourth fiscal quarter of 2016 are anticipated to decline compared to revenues for the quarter ended June 30, 2016. We expect that our full-year product revenues from Fentanyl TDS will be lower in fiscal 2016 as compared with fiscal 2015.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues increased for the nine months ended June 30, 2016, compared to the same period in 2015 as a result of increased demand for current products and the launch of a new product. We expect product sales from P&G to increase in fiscal 2016, as compared to fiscal 2015, as demand for current products increases and as new products may be launched.

Contract Research and Development Revenues —We also generate revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Contract research and development revenues decreased for the nine months ended June 30, 2016, compared to the same period in 2015.  We expect our revenues from contract research and development to continue to decline until we enter into new product programs with new or existing partners.  Our contract research and development revenues for the nine months ended June 30, 2016 were primarily derived from our development activities related to Twirla, our development of new products for P&G, and our co-development arrangements for other new drug products.

Other Revenues —Other revenues consist primarily of income derived from certain aspects of our arrangements with our partners, whereby a portion of the revenues received under these agreements is treated for accounting purposes as rental income from embedded leases associated with these relationships and from license revenue earned primarily from our agreement with P&G, whereby we receive milestone payments upon commercial launch approval of each new product developed by us using our intellectual property.  Other revenues have not been, and are not expected to be, a significant portion of our revenues.

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

Interest Expense— Interest expense consists primarily of the interest charges associated with our long-term debt and our capital lease obligations. Our interest expense is paid periodically in cash, except when an allowable portion of the interest due is converted at our election into payment-in-kind (“PIK”) notes. For further discussion, see “Liquidity and Capital Resources—Description of Certain Indebtedness.”

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months
	Ended June 30,		Change
(In thousands, except percentages)	2016	2015	$	%
Revenue:
Product revenues	$7,264	$6,296	$968	15%
Contract research and development revenues	1,983	3,505	(1,522)	(43)%
Other revenues	1,359	797	562	71%
Total revenues	10,606	10,598	8	—%
Costs and operating expenses:
Cost of product revenues	4,626	4,063	563	14%
Cost of contract research and development revenues	2,742	4,065	(1,323)	(33)%
Research and development expenses	5,516	3,493	2,023	58%
General and administrative expenses	3,116	2,835	281	10%
Amortization of intangible assets	168	141	27	19%
Gain on disposal of equipment	—	(5)	5	100%
Total costs and operating expenses	16,168	14,592	1,576	11%
Loss from operations	(5,562)	(3,994)	(1,568)	(39)%
Interest income	54	5	49	980%
Interest expense	(1,984)	(1,925)	(59)	(3)%
Loss before income taxes	(7,492)	(5,914)	(1,578)	(27)%
Income tax expense	—	—	—	—%
Net loss and comprehensive loss	$(7,492)	$(5,914)	$(1,578)	(27)%

Revenues

Product revenues increased $1.0 million, or 15%, for the three months ended June 30, 2016 compared to the same period in 2015. The increase was primarily driven by a $1.2 million increase in product revenues because we shipped a greater number of units of Clonidine TDS , and a $0.6 million increase in product revenues from Crest Whitestrips.  The increases are partially offset by a $0.8 million decrease in Fentanyl TDS product revenues resulting from a decline in the number of units shipped, along with changes to our product pricing and the elimination of royalties on future purchase orders.

Contract research and development revenues decreased $1.5 million, or 43%, for the three months ended June 30, 2016 compared to the same period in 2015. The decrease in contract research and development revenues was primarily a result of a $1.1 million decrease in revenues related to the suspension of development activities for a new product with an existing partner, and a $0.8 million decrease in revenues from our co-development programs related to the timing of milestone payments for one development program.  The decreases were partially offset by an increase of $0.3 million in revenues related to development programs with P&G.

Other revenues increased $0.6 million, or 71%, for the three months ended June 30, 2016 compared to the same period in 2015.  The increase in other revenues was primarily a result of a $1.1 million milestone payment received during the three months ended June 30, 2016 from P&G for the U.S. commercial launch approval of a product developed by us.  For the three months ended June 30, 2015, we received a $0.5 million milestone payment for the commercial launch of the same product outside the U.S.

Cost of Product Revenues

Cost of product revenues increased $0.6 million, or 14%, for the three months ended June 30, 2016 compared to the same period in 2015, primarily as a result of a $0.5 million increase in raw materials associated with the higher number of Clonidine TDS units shipped. The percentage increase in cost of product revenues was primarily related to the percentage increase in product revenues, with the difference in the percentage increases arising as a result of changes to our product mix.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues decreased $1.3 million, or 33%, for the three months ended June 30, 2016 compared to the same period in 2015, primarily as a result of a $1.0 million decrease in costs related to our development programs with an existing partner, one of which was discontinued by our partner in fiscal 2015, a $0.3 million decrease in costs related to our co-development programs, and a $0.2 million decrease in costs related to Twirla.  The decreases in cost of contract research and development revenues were partially offset by a $0.3 million increase related to our various MicroCor feasibility programs.

While cost of contract research and development revenues decreased 33% for the three months ended June 30, 2016 compared to the same period in 2015, contract research and development revenues decreased by 43%.  The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full, or, in some cases, may accelerate the recognition of revenues. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others. This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and, during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

Research and Development Expenses

Research and development expenses increased $2.0 million, or 58%, for the three months ended June 30, 2016 compared to the same period in 2015, reflecting increased investment in our proprietary programs.  This increase was primarily as a result of a $2.4 million increase in research and development funding for our product development programs for Alzheimer’s, including the advancement of several optimized formulation candidates through preclinical evaluation, and ongoing Phase 1 clinical studies for both Donepezil TDS and Memantine TDS.  The increased investment was partially offset by a $0.5 million decrease in research and development spending on the MicroCor PTH and MicroCor-related projects as we completed our Phase 2a clinical study of MicroCor PTH during fiscal 2015.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 10%, for the three months ended June 30, 2016 compared to the same period in 2015, primarily as a result of an increase of $0.3 million in legal and consulting fees.

Comparison of the Nine Months Ended June 30, 2016 and 2015

	Nine Months
	Ended June 30,		Change
(In thousands, except percentages)	2016	2015	$	%
Revenue:
Product revenues	$18,930	$20,467	$(1,537)	(8)%
Contract research and development revenues	4,228	9,798	(5,570)	(57)%
Other revenues	1,947	1,390	557	40%
Total revenues	25,105	31,655	(6,550)	(21)%
Costs and operating expenses:
Cost of product revenues	12,924	13,369	(445)	(3)%
Cost of contract research and development revenues	8,601	12,292	(3,691)	(30)%
Research and development expenses	15,566	11,670	3,896	33%
General and administrative expenses	9,106	8,192	914	11%
Amortization of intangible assets	489	464	25	5%
Loss on disposal of equipment	2	2	—	—%
Total costs and operating expenses	46,688	45,989	699	2%
Loss from operations	(21,583)	(14,334)	(7,249)	(51)%
Interest income	142	11	131	1,191%
Interest expense	(5,932)	(5,490)	(442)	(8)%
Loss before income taxes	(27,373)	(19,813)	(7,560)	(38)%
Income tax expense	3	2	1	50%
Net loss and comprehensive loss	$(27,376)	$(19,815)	$(7,561)	(38)%

Revenues

Product revenues decreased $1.5 million, or 8%, for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, primarily due to a $2.1 million decrease in Fentanyl TDS product revenues resulting from a decline in units ordered and shipped, as well as changes to our product pricing and the elimination of royalties on future purchase orders. The decrease in product revenue was partially offset by an increase of $0.5 million in product revenues from P&G.

Contract research and development revenues decreased $5.6 million, or 57%, for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, primarily as a result of fewer products in development, including a $2.7 million decrease in revenues related to development of a new product that was discontinued in 2015 by our partner, a $2.4 million decrease in revenues related to our co-development programs, one of which was discontinued in 2015, and a $0.5 million decrease in revenues related to a development program for an existing partner.

Other revenues increased $0.6 million, or 40%, for the nine months ended June 30, 2016 compared to the same period in 2015.  The increase in other revenues was primarily a result of a $1.1 million milestone payment received during the nine months ended June 30, 2016 from P&G for the U.S. commercial launch approval of a product that we developed.  For the nine months ended June 30, 2015, we received a $0.5 million milestone payment for the commercial launch of the same product outside the U.S.

Cost of Product Revenues

Cost of product revenues decreased $0.4 million, or 3%, for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, primarily as a result of the corresponding decrease in product sales. This decrease resulted from a $0.4 million decrease in raw material costs. The percentage decrease in product revenues was greater than the percentage decrease in the cost of product revenues, with the difference arising as a result of changes in product mix.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues decreased $3.7 million, or 30%, for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, primarily due to a $2.7 million decrease related to our development programs with an existing partner, one of which was discontinued by our partner in fiscal 2015, a $1.0 million decrease related to our co-development programs, one of which was discontinued in fiscal 2015, a $0.7 million decrease in costs related to the Twirla program, and a $0.3 million decrease related to development activities for an existing product, partially offset by a $0.9 million increase related to our various MicroCor feasibility programs.  While contract research and development revenues in the first nine months of fiscal 2016 decreased 57% from the same period in fiscal 2015, cost of contract research and development revenues decreased 30%. The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others. This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

Research and Development Expenses

Research and development expenses increased $3.9 million, or 33%, for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. This increase was primarily the result of a $7.0 million increase in research and development funding of our Alzheimer’s programs as we advanced several optimized formulation candidates through preclinical evaluation, and conducted several Phase 1 clinical studies for both Donepezil TDS and Memantine TDS.  This increase was partially offset by a $3.0 million decrease in research and development spending on the MicroCor PTH and MicroCor-related projects because we completed the MicroCor PTH Phase 2a clinical study during fiscal 2015.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 11%, for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, primarily as a result of an increase of $0.5 million in stock-based compensation expense, as we continued to issue stock options to employees and directors, and an increase of $0.4 million in salaries and benefits, primarily related to new employee costs.

Interest Expense

Interest expense increased $0.4 million, or 8%, for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015, primarily due to the additional $10.0 million borrowed under our amended term loan facility with CRG in December 2014.

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006.  For the nine months ended June 30, 2016, we incurred a net loss of $27.4 million and used $22.2 million of cash in operating activities.  As of June 30, 2016, we had working capital of $48.2 million and stockholders’ equity of $11.1 million.  Our principal sources of liquidity as of June 30, 2016 were cash and cash equivalents totaling $47.4 million.  We hold our cash and cash equivalents in a variety of interest-earning instruments, including money market funds.

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

Description of Certain Indebtedness — We have several credit facilities under which we have borrowed funds, including a term loan with CRG, capital leases for equipment purchases, and notes payable with lessors for tenant improvements to our leased facilities.  As of June 30, 2016, we were in compliance with all covenants under each of these credit facilities.

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

As of June 30, 2016, the principal amount outstanding under the term loan agreement, including all PIK notes, was $50.7 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for a prepayment penalty if we choose to repay principal prior to June 30, 2018, or upon other specified events, including a change of control.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2016	2015
Cash used by operating activities	$(22,173)	$(15,458)
Cash used by investing activities	(2,446)	(1,228)
Cash provided (used) by financing activities	(205)	9,830

Cash Flows from Operating Activities  — Cash used by operating activities for the nine months ended June 30, 2016 was $22.2 million, which was primarily driven by our net loss of $27.4 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $4.6 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under “Results of Operations—Comparison of the Nine Months Ended June 30, 2016 and 2015—General and Administrative Expenses.”  The $0.6 million cash provided by net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

$1.1 million in cash provided from an increase in accrued expenses and other current liabilities, resulting primarily from the higher level of clinical trial expenses accrued but not paid as of June 30, 2016, compared to September 30, 2015;

•	$0.4 million in cash provided by a decrease in accounts receivable, primarily related to decreased partner receivables outstanding at June 30, 2016 compared to September 30, 2015; and
•

$0.3 million in cash provided by a decrease in unbilled accounts receivable primarily related to collection of the higher level of unbilled accounts receivable as of September 30, 2015 compared to June 30, 2016, partially offset by:

•

a $0.7 million use of cash from a decrease in accounts payable primarily resulting from a decrease in research and development spending on the proprietary programs based on the timing of certain expenditures as of June 30, 2016 compared to September 30, 2015; and

•	a $0.6 million use of cash from a decrease in the recall liability, primarily reflecting the ongoing payments made on a quarterly basis to reduce this liability.

Cash used by operating activities for the nine months ended June 30, 2015 was $15.5 million, which was primarily driven by our net loss of $19.8 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $4.2 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under “Results of Operations—Comparison of the Nine Months Ended June 30, 2016 and 2015—General and Administrative Expenses.”  The $0.2 million cash provided from net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

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

Cash Flows from Investing Activities  — Cash used by investing activities for the nine months ended June 30, 2016 was $2.4 million, consisting of capital expenditures of $1.1 million for equipment and leasehold improvements to support operations, an increase of $0.7 million in restricted cash associated with the letter of credit issued to the landlord of the Fremont, California facility, and expenditures of $0.7 million relating to payment for patent and licensing rights.

Cash used by investing activities for the nine months ended June 30, 2015 was $1.2 million, consisting of capital expenditures of $0.7 million for equipment and leasehold improvements to support operations, and expenditures of $0.5 million relating to acquisition of patent and licensing rights.

Cash Flows from Financing Activities — Cash used by financing activities for the nine months ended June 30, 2016 was $0.2 million, consisting primarily of a $0.2 million use of cash for payment of transaction costs associated with an amendment of the term loan agreement with CRG and a $0.6 million use of cash for payments on capital lease obligations.  The use of cash was partially offset by $0.5 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP and by $0.2 million provided from the exercise of stock options.

Cash provided by financing activities for the nine months ended June 30, 2015 was $9.8 million, consisting primarily of the $10.0 million in proceeds from the amendment of our term loan agreement with CRG in December 2014.

Contractual Obligations

On February 12, 2016, we entered into a lease agreement for facilities in Fremont, California, which was intended to replace our current headquarters in Menlo Park, California. On July 29, 2016, we exercised our termination right under Section 4.2 of the lease by providing the landlord with written notice to terminate the lease agreement effective immediately. For further details, see Note 1 and Note 14 to our financial statements contained in this Quarterly Report on Form 10-Q.

On May 10, 2016, we entered into a Lease Amendment #1 (the “Lease Amendment”) with 4741 Talon Court L.L.C., which amends the lease agreement dated April 30, 2012, for our warehouse facility in Grand Rapids, Michigan, located at 4741 Talon Court SE. The Lease term would have expired on April 30, 2017 and the Lease Amendment extends that term until April 30, 2019.

Otherwise, as of June 30, 2016, there were no material changes in our commitments under contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $47.4 million as of June 30, 2016.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market funds.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding long-term debt of $51.1 million as of June 30, 2016, of which $0.1 million was due within 12 months.  The interest rate of our borrowings under the term loan agreement with CRG is fixed.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

We have incurred significant operating and net losses since our inception. In fiscal 2015, we recorded net revenues of $40.9 million and net loss of $28.5 million. For fiscal 2014, we recorded net revenues of $42.4 million and net loss of $9.9 million. For the nine months ended June 30, 2016, we recorded net revenues of $25.1 million and net loss of $27.4 million. As of June 30, 2016, we had stockholders’ equity of $11.1 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near‑term as we expand our operations as a public company and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Whitestrips, and although we are generating revenues from sales of our products, there may be a decline in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products and, in addition, we have incurred liability in the past in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2015 and fiscal 2014 were $9.1 million and $11.7 million, respectively. Product revenues related to Fentanyl TDS declined in fiscal 2015, compared to fiscal 2014, as additional competitors entered the market in fiscal 2014, and we made corresponding reductions in our production output, which continued throughout fiscal 2015. Additionally, we recognized $1.8 million in non‑cash product revenues related to Fentanyl TDS in fiscal 2014, which had previously been deferred since 2007. In June 2015, we amended our agreements with Par, a wholly-owned subsidiary of Endo, to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of Par’s exclusive rights to products other than the fentanyl reservoir patch currently being manufactured by us for Par. The amended terms also include the elimination of the royalty obligations on future purchase orders and establish mutually agreeable transfer pricing. We expect that our product revenues from Fentanyl

TDS in fiscal 2016 will be lower than fiscal 2015 as a result of the amended terms of our agreements and the continued impact of increased competition from other generic companies. In addition, Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results.

Our product revenues from Clonidine TDS in fiscal 2015 and fiscal 2014 were $6.8 million and $10.8 million, respectively. These product revenues declined in fiscal 2015 compared to fiscal 2014 due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing. Lower unit volumes and decreased unit pricing by Teva directly reduces our profit sharing. Revenues related to Clonidine TDS in the first nine months of fiscal 2016 were consistent with the corresponding period in fiscal 2015. On August 2, 2016, Teva completed its acquisition of the generic business of Allergan, which resulted in the divestiture of the Clonidine TDS product to Mayne, which could impact our product revenues for this product for the remainder of fiscal 2016 and beyond as described in further detail in “—Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates”.

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

The majority of our revenues come from only a few partners. For fiscal 2015, three partners, P&G, Teva and Endo, individually comprised approximately 28%, 30%, and 23%, respectively, of our total revenues, and for the nine months ended June 30, 2016, the same three partners individually comprised approximately 41%, 22% and 22%, respectively. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

We or our partners may choose not to continue developing or commercializing a product or product candidate at any time during development or after approval, which would reduce or eliminate our potential return on investment for that product or product candidate.

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

The near‑term growth of our product revenues heavily relies on the approval and successful launch of Agile’s product candidate, the Twirla® contraceptive patch, also referred to as AG200‑15. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for Twirla, has conducted Phase 3 clinical studies and filed a New Drug Application (an “NDA”) with the FDA for Twirla in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. Accordingly, Agile is conducting an additional Phase 3 clinical trial, which it expects will not be completed before the fourth calendar quarter of 2016. We cannot assure you that Agile will be able to complete this additional Phase 3 trial or complete it in a timely manner, if at all, or ultimately obtain regulatory approval for the Twirla product. If Agile fails to achieve any of these critical activities, or experiences significant delays in doing so, our near‑term growth prospects would be limited, and would create uncertainty around the value and usefulness of the Twirla manufacturing facility and equipment.

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

Our Fentanyl TDS and Clonidine TDS products, as well as several of our product candidates, compete within the pharmaceutical industry, and particularly within the generic pharmaceutical industry. There are a limited number of companies with sufficient scale and commercial reach to effectively market these products. Recent trends in this industry are toward additional market consolidation, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. For example, Teva completed the acquisition of the generic business of Allergan and the FTC required that Teva divest certain products, including the Clonidine TDS product that we manufacture for Teva. If Mayne, the acquiring party, is less effective in its commercialization of this product than Teva, it may result in a loss of market share or reduced pricing. In addition, it will be difficult to predict the impact of this divestiture on our results of operations until any transition period is complete.  For other products and product candidates, increased consolidation could lead to other divestitures, more intense competition and pricing pressure. Any of these events could result in a decrease in our revenues and harm our operating results.

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

For our products that are available only by prescription, successful sales by our partners depend on the availability of adequate coverage and reimbursement from third‑party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third‑party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third‑party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. If our products do not demonstrate superior efficacy profiles, they may not qualify for coverage and reimbursement. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co‑payments or co-insurance payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

In addition, our MicroCor product candidates have been manufactured in small quantities for preclinical studies and Phase 1 and Phase 2a clinical trials. As we prepare for later stage clinical trials and potential commercialization, we need to take steps to increase the scale of production of our MicroCor product candidates. In order to conduct larger or late‑stage scale clinical trials for a MicroCor product candidate and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to increase successfully the manufacturing capacity for any of such product candidates in a timely or cost‑effective manner or at all. Significant scale‑up of manufacturing may require additional processes, technologies and validation studies, which are costly and could require additional sources of funding, may not be successful and may not be approved by the FDA. In addition, quality issues may arise during those scale‑up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale‑up the manufacture of any of our MicroCor product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business.

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

We provided written notice to terminate the lease for a new building in Fremont, California, which may lead to additional cost and expense and could disrupt our operations, including as a result of potential litigation.

On February 12, 2016, we entered into a lease agreement for facilities in Fremont, California, which was intended to replace our current headquarters in Menlo Park, California.  On July 29, 2016, we exercised our termination right under Section 4.2 of the lease by providing the landlord with written notice to terminate the lease agreement effective immediately because the underlying premises were not delivered to us in accordance with the terms of the lease agreement.  The landlord objected to the written notice of termination.

Notwithstanding the termination of the lease agreement and the fact that the landlord is obligated to reimburse us for certain costs, we expect to incur additional costs and expenses associated with the preparations for the improvements on the property, and the wind-down of other related activities, which may have an adverse impact on our cash and results of operations.  Furthermore, the termination of the lease agreement may also disrupt our operations and distract employees from our primary business. In addition, if there is protracted litigation relating to the lease or its termination, the litigation may be costly, may be disruptive to those involved in the litigation and our operations generally, and could have a negative impact on our financial results and condition.

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

As of June 30, 2016, the amount of our total long-term debt was approximately $51.1 million, which is primarily pursuant to our term loan agreement with CRG, formerly Capital Royalty. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding payment-in-kind, or “PIK” notes), extend the maturity date to June 30, 2019, and extend the quarterly interest‑only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018. On December 4, 2014, we borrowed the remaining $10.0 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement.

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. For example, our product revenues from Clonidine TDS in fiscal 2013 were higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for seven months during the year. Revenues returned to historic levels in fiscal 2014. Product revenues in fiscal 2015 related to Clonidine TDS declined compared to fiscal 2014 due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing.  Lower unit volumes and decreased unit pricing by Teva directly reduces our profit sharing. Teva has acquired the generic business of Allergan, which resulted in a divestiture of the Clonidine TDS product to Mayne on August 2, 2016, which could impact our revenues for this product for the remainder of fiscal 2016 and beyond. In addition, product revenues related to Fentanyl TDS declined in fiscal 2015, compared to fiscal 2014, as additional competitors entered the market in fiscal 2014, and we made corresponding reductions in our production output, which continued throughout fiscal 2015. We expect that our product revenues from Fentanyl TDS in fiscal 2016 will be lower than fiscal 2015 as a result of the amended terms of our agreements with Par, a wholly-owned subsidiary of Endo, and the continued impact of increased competition from other generic companies. Furthermore, we measure compensation cost for stock‑based awards made to employees at the grant date of the award, based on the fair value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Finally, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

If we or our licensors fail to prosecute, maintain and enforce patent protection for our drug delivery technologies, products or product candidates, our ability to develop and commercialize our technologies, products or product candidates could be adversely affected and we might not be able to prevent competitors from making, using and selling competing technologies or products. This failure to properly protect the intellectual property rights relating to our technologies, products or product candidates could have a material adverse effect on our business, financial condition and results of operations. Moreover, our competitors may independently develop equivalent knowledge, methods and know‑how. Furthermore, in connection with our license agreement with P&G, we granted to P&G an exclusive license for certain fields of use to our Corplex technology and related know‑how. P&G may sublicense its rights under that license, including to another manufacturer, at any time, and we do not have any assurance that they will continue to use us as their development partner and manufacturer in the future.

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

On December 30, 2015, we entered into a sales agreement with Cantor Fitzgerald pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of its Common Stock with aggregate proceeds of up to $20.0 million.  As of June 30, 2016, all of the shares of Common Stock available for sale pursuant to the sales agreement remained available to be sold, subject to certain conditions as specified in the sales agreement, and sales of these shares could have a material adverse effect on the market price of our common stock.

In addition, on December 30, 2015, we filed a registration statement on Form S-3 (File No. 208800), which was declared effective by the SEC on January 20, 2016, to register for resale 9,353,304 shares of our common stock held by Essex Woodlands, or approximately 42% of our total outstanding shares of common stock as of June 30, 2016. As a result, such shares are freely tradable under the Securities Act of 1933, as amended (the “Securities Act”), and sales of these shares could have a material adverse effect on the market price of our common stock.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

On August 11, 2016, we entered into an Amendment to Severance Benefits Letter Agreement with Parminder Singh (the “Singh Amendment”) to amend that certain severance benefits letter agreement dated June 23, 2013 (the “Singh Agreement”). The Singh Agreement term expired on June 23, 2016 and the Singh Amendment extends that term until June 23, 2019.  The Singh Agreement, as amended by the Singh Amendment, provides that if we terminate Dr. Singh's employment without cause (as defined in the Agreement) or if Dr. Singh resigns for good reason (as defined in the Agreement) and he delivers a release of claims agreement in a form satisfactory to us, he would be entitled to 12 months of his then current annual salary and the monthly medical insurance premium under COBRA for 12 months or cash payments in an amount equal thereto.  The foregoing summary of the Singh Amendment does not purport to be complete and is qualified in its entirety by reference to the Singh Amendment, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Amendment to Severance Benefits Letter Agreement, dated August 11, 2016, by and between the Company and Parminder Singh					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on August 12, 2016.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)