Form 10-K
period 2016-09-30
Corium International, Inc.
filed 2016-12-20
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2016
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non‑affiliates of the Registrant on March 31, 2016 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $49.6 million, based upon the closing price of $3.86 of the Registrant’s common stock as reported on the Nasdaq Global Market on such date.

As of December 15, 2016, there were approximately 22,505,950 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended September 30, 2016, are incorporated by reference in Part II and Part III of this Report on Form 10‑K. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part of this Form 10‑K.

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

PART I

ITEM 1.  BUSINESS

Overview

We are a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience with advanced transdermal and transmucosal delivery systems. We have multiple proprietary programs in preclinical and clinical development focusing primarily on the treatment of neurological disorders, with two lead programs in Alzheimer’s disease. We have developed and are the sole commercial manufacturer of seven prescription drug and consumer products for our marketing partners. We have two proprietary transdermal platforms: Corplex™ for small molecules and MicroCor®, a biodegradable microstructure technology for small molecules and biologics, including vaccines, peptides and proteins.  Our late-stage pipeline includes a contraceptive patch co-developed with Agile Therapeutics that recently completed Phase 3 trials, and additional transdermal products that are being developed with other partners.

Transdermal drug delivery is the transport of drugs through the skin for absorption into the body. We believe our platforms offer significant competitive advantages over competing transdermal approaches. Corplex and MicroCor are designed to be adapted broadly for use in multiple drug categories and indications. We use our Corplex technology to create advanced transdermal and transmucosal systems for small molecules that:

•	utilize less of the active ingredient while achieving the same or better therapeutic effect,
•	can deliver an active ingredient over a more prolonged period of time, resulting in less frequent dosing,
•	can adhere well to either wet or dry surfaces, and
•	can hold additional ingredients required to aid the diffusion of low‑solubility molecules through the skin without losing adhesion.

Our MicroCor technology is a biodegradable microstructure system currently in development that enables the painless and convenient delivery of biologics that otherwise must be delivered via injection.

We have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. Our partners include Teva Pharmaceuticals USA, Inc. (“Teva”), Mayne Pharma Inc. (“Mayne”), Endo Pharmaceuticals, Inc. (formerly Par Pharmaceutical, Inc. (“Par”)) (“Endo”), The Procter & Gamble Company (“P&G”), Agile Therapeutics, Inc. (“Agile”), and Aequus Pharmaceuticals, Inc. (“Aequus”), as well as several other multinational pharmaceutical companies. All of our current commercial products are distributed, promoted and marketed by our partners.

The following table identifies: (1) products we have developed that are marketed by our partners, (2) products we have developed with our partners that are in clinical trials and that our partners have permitted us to disclose, (3) products in our proprietary pipeline, and (4) products currently awaiting FDA approval.

Partner	Product/Candidate	Application	Status
Mayne	Clonidine TDS	Hypertension	Marketed
Endo/Par	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	Phase 3 Completed
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a Completed
Self-funded	Donepezil TDS	Alzheimer's	Phase 1 Completed
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Aequus	Aripiprazole TDS	Psychiatric Disorders	Phase 1
Self-funded	Ropinirole TDS	Parkinson's	Preclinical
Self-funded	MicroCor Zolmitriptan	Migraine	Preclinical
Teva	ANDA	Motion Sickness	ANDA Filed

Our partnership with Teva began in 2004, with Teva’s predecessor, Barr Laboratories, Inc. (“Barr”). Together with Barr, we developed a clonidine Transdermal Delivery System (“TDS”), which Teva commercially launched in 2010.  In August 2016, Teva transferred Clonidine TDS and the product-related agreements to Mayne as a result of a Federal Trade Commission (“FTC”) consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc (formerly Actavis, Inc. (“Actavis”)) (“Allergan”). Mayne currently sells Clonidine TDS throughout North America.

Our partnership with Par, which was acquired by Endo in September 2015, is likewise the result of an FTC-mandated divestiture of Fentanyl TDS from Actavis in connection with the merger of Actavis with Watson Pharmaceuticals, Inc. We began the development of Fentanyl TDS with Abrika LLLP in May 2002, and Abrika was subsequently acquired by Actavis in 2007. Actavis commercially launched Fentanyl TDS in 2007. Endo currently sells Fentanyl TDS throughout the United States.

Our partnership with P&G began in 2005 with the development of the various products under the Crest® Whitestrips label, the first of which P&G commercially launched in 2009. P&G currently sells Crest Whitestrips products in North America and internationally.

In addition to commercialized products, we have a number of products in late stages of development. One of these products is Twirla, which is a combination hormonal contraceptive patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives, through the skin over seven days. Agile has recently completed a confirmatory Phase 3 clinical trial, and expects to announce top-line data in early January 2017. We are the exclusive manufacturer of the product for Agile.

We are developing several additional products utilizing our proprietary technologies that we advanced into human clinical trials during 2015 and 2016.  Our two lead central nervous system product candidates are for the transdermal treatment of Alzheimer’s disease and incorporate the two most commonly-prescribed drugs already approved by the FDA for this disease: donepezil and memantine.

Alzheimer's disease is a progressive brain disorder in which the brain cells degenerate and die, causing a steady decline in memory and mental function.  An estimated 5.1 million Americans suffered from Alzheimer's disease in 2015 and, by 2025, this number is estimated to reach 7.1 million.  Alzheimer's disease is the most common cause of dementia among older adults.  Dementia ranges in severity from mild, when it is just beginning to affect a person's functioning, to moderate, and severe, when the person must depend on others for the basic activities of day-to-day life.

Donepezil (the active ingredient in Aricept®) is the most widely-prescribed medication in a class of Alzheimer's drugs known as cholinesterase inhibitors, and is approved for the treatment of mild, moderate and severe disease.  Donepezil is currently only available in tablet or orally disintegrating tablet form, each administered once daily, presenting compliance challenges for family members and caregivers who cannot rely on patients to consistently take their daily tablets, and is known to cause gastrointestinal side effects, including nausea, vomiting and loss of appetite.

Memantine (the active ingredient in Namenda®) is one of the most widely-prescribed medications for the treatment of moderate to severe dementia of the Alzheimer’s type.  Memantine is the only FDA-approved N-methyl-D-aspartate (“NMDA”)-receptor antagonist for use in Alzheimer’s and works by regulating the activity of glutamate, a neurotransmitter in the brain involved in learning and memory.  Memantine is currently only available in once- and twice-daily oral dosage forms. As with donepezil, this presents compliance challenges for family members and caregivers who cannot rely on patients to consistently take their daily oral medications.

Our donepezil and memantine candidates first entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced successful results for several donepezil and memantine clinical trials throughout fiscal 2016. In April 2016, we received positive feedback from the FDA on our pre-Investigational New Drug (“pre-IND”) submission that outlined our proposed 505(b)(2) regulatory pathway for Corplex Donepezil based solely on a demonstration of bioequivalence. Bioequivalence clinical studies are designed to assess the biological equivalence of pharmaceutical products based on their pharmacokinetic (“PK”) profiles, and are generally performed in healthy subjects.  These studies are relatively short in duration and provide a development path that is substantially less costly and more streamlined than typical clinical development programs, which require studies demonstrating safety and efficacy. Following review of our pre-IND submission, the FDA provided clear guidance on our development plans and registration pathway. The agency advised us that if we can adequately demonstrate bioequivalence between Corplex Donepezil and oral Aricept in our planned PK bioequivalence studies, additional clinical efficacy studies would not be required.

Additionally, in August 2016, after review of our pre-IND submission of Corplex Memantine, the FDA concurred with our development plans for this product, including our proposal for pivotal studies based on the demonstration of bioequivalence between the Corplex Memantine and oral Namenda XR® extended release capsules.

Our proprietary pipeline also includes Corplex Ropinirole for the treatment of Parkinson’s disease. Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease and many Parkinson’s patients have trouble swallowing pills. Approximately one million people in the United States and from four to six million people worldwide suffer from this disease, which is commonly treated with dopamine replacement therapies such as levodopa and dopamine agonists that mimic the action of dopamine. We have performed the preclinical development work on a transdermal formulation of ropinirole, a proven and FDA-approved dopamine agonist for treating Parkinson’s disease. We anticipate developing this patch under a 505(b)(2) regulatory pathway, which we believe will allow for reduced nonclinical and clinical study cost and time.

MicroCor hPTH(1-34) is our most advanced product candidate utilizing our MicroCor technology.  In July 2015, we reported positive interim top-line results from a Phase 2a trial of this product candidate, which delivers parathyroid hormone, a peptide for treating osteoporosis that is currently available only in an injectable form that requires refrigeration.

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological and psychiatric disorders. The first project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of psychiatric conditions. Aequus initiated a Phase 1 bioavailability clinical trial for this product in the fourth calendar quarter of 2015, and reported positive results in the first calendar quarter of 2016.

We also have ongoing feasibility agreements with several pharmaceutical and biotechnology companies involving our Corplex and MicroCor technologies, and are currently in active discussions with other parties for additional feasibility and partnering projects.

Transdermal Drug Delivery Industry

Patients have benefited from the use of transdermal delivery systems since the first commercially approved transdermal product, ALZA Corporation’s Transderm Scop for the prevention of motion sickness, was approved in 1979. To date, we are aware of approximately 20 drugs that have been successfully formulated and approved by the FDA for delivery in transdermal patches. According to Transdermal Drug Delivery Market & Clinical Pipeline Insight in a report dated May 2014, the global value of the market for systemic transdermal products, including patches, was approximately $25 billion in 2013 and is expected to grow to approximately $40 billion by 2018. We believe that growth of this market is driven by the increasing availability of transdermal systems for important therapeutic applications and changing disease demographics.

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

•

Delivery Limitation:  The pharmaceutical industry has been unable to formulate certain drugs for transdermal drug delivery. This is especially true for biologics, which generally are delivered by injection, causing pain and often requiring administration by a medical professional. In addition, these drugs typically must be refrigerated, require biohazard disposal and present the risk of accidental needle sticks. Many small molecules are also difficult to deliver transdermally, especially those that are not soluble in water or are unstable in the presence of air or water.

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

Corplex Technology

Corplex is a novel technology incorporating combinations of materials that utilize the properties of both traditional pressure‑sensitive adhesives (“PSAs”), as well as bioadhesives, to enable the transdermal delivery of small molecules. Corplex encompasses combinations and blends of polymers to provide a range of properties that improve adhesion and delivery of active ingredients that may otherwise be difficult to formulate for transdermal delivery. We use our Corplex technology in the Crest Whitestrips products and in several of our therapeutic products in development, including our Corplex Donepezil and Corplex Memantine products. Our Corplex transdermal delivery systems provide advanced custom solutions for small molecules and feature the following benefits:

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

•

Improved User Experience:  Corplex allows us to minimize the use of ingredients that can cause skin irritation and sensitization, two of the most common side effects of transdermal drug delivery. In our Corplex systems, we use materials that are well established for use in medical products by the FDA. In some cases, patches can be thinner, more flexible or smaller than conventional patches, reducing costs and improving the user experience.

We believe the combination of these benefits make Corplex well‑suited for the development of a variety of healthcare products that require adhesive properties. Our primary focus is on developing prescription transdermal drug products, with an emphasis on chronic central nervous system diseases such as Alzheimer’s and Parkinson’s, where the goal of therapy is to maintain consistent blood levels of therapeutic agents over months or years and the nature of the disease makes compliance with daily oral medications particularly problematic.

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

•

Cost‑Effective:  In addition to the cost savings associated with dose sparing and thermal stability, MicroCor’s fundamental design and our proprietary molding process also has the potential to minimize costs associated with manufacturing MicroCor systems. We expect our processes may allow us to reduce waste of raw materials used in manufacturing, as compared to needle coating processes used by other microneedle-based delivery technologies for large molecules.

Material Relationships

Our partners are critical to our success. We currently have material relationships with the following companies, as well as earlier‑stage relationships with a number of other companies. This diversified mix of partnerships provides multiple potential sources of revenue growth in the future. In each of fiscal 2016 and 2015, we derived nearly all of our revenues from our partners Teva/Mayne, Endo/Par and P&G. In fiscal 2016, we received $7.4 million of our revenues from Teva/Mayne, $6.6 million from Endo/Par, and $13.9 million from P&G, or 22%, 20%, and 42%, respectively. In fiscal 2015, we received $12.4 million from Teva/Mayne, $9.6 million from Endo/Par and $11.6 million of our revenues from P&G, or 30%, and 23% and 28%, respectively.

Teva Pharmaceuticals, USA Inc./Mayne Pharma, Inc.

In 2004, we entered into a development, manufacturing and commercialization agreement with Barr Laboratories, Inc. for four generic transdermal drug products. We entered into three separate agreements with Barr, one in 2006 and two in 2007, to develop and commercialize additional Abbreviated New Drug Application (“ANDA”)

transdermal patch products. In 2008, Teva acquired Barr. Following this acquisition and its review of resource allocations and potential conflicts, Teva continued three of these development programs. These programs have resulted in an approved product marketed as Clonidine TDS, a urology patch approved in March 2014 and a motion sickness patch that is the subject of a pending ANDA. In August 2016, Teva transferred Clonidine TDS and the agreements related to this product to Mayne as a result of an FTC consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan. Mayne currently sells Clonidine TDS throughout North America.

Under our agreements with Mayne, we are the exclusive supplier of the Clonidine TDS product that we developed. We received compensation for developing the product, and we receive a manufacturing margin, expressed as a margin above costs, and a profit share based on Mayne’s net profits on the products. Mayne has an exclusive license to use certain of our intellectual property to the extent necessary to commercialize, make, use or sell the ANDA products that are the subject of their respective agreements.

The contract for Clonidine and the motion sickness patch extend for ten years beyond the respective product launch dates, with provisions for automatic annual renewal thereafter. Each contract may be terminated, with three months’ notice before the end of a renewal period, or for uncured material breach, bankruptcy, or certain conditions preceding ANDA filing. If any of these agreements were to be terminated, Teva or Mayne, as the case may be, would be required to obtain FDA approval for an alternate manufacturing site before they could obtain additional supply of the relevant product, a process that generally takes two years or more.

In addition to contract research and development revenues and product revenues, from the inception of our collaborations with Teva and its predecessor, we have received no license fees and $0.2 million in milestone payments. We have received no contract research and development revenues, license fees or milestone payments from Mayne. Under our current agreements, we are not eligible for additional milestone payments from either Teva or Mayne. We also receive a profit share equal to a low tens percentage of Teva’s and Mayne’s net sales of Clonidine TDS, after deducting certain selling‑related expenses.

Endo Pharmaceuticals, Inc./Par Pharmaceutical, Inc.

In 2002, we entered into a product development, collaboration and license agreement and in 2003 we entered into a manufacturing and supply agreement with Abrika LLLP for a generic equivalent of Duragesic, a fentanyl transdermal product marketed by Johnson & Johnson. In 2007, Abrika was acquired by Actavis, Inc. In 2007, the FDA approved and Actavis launched our Fentanyl TDS product. In 2012, Par, a wholly-owned subsidiary of Endo since 2015, acquired the fentanyl business from Actavis, and Endo/Par currently markets Fentanyl TDS as our partner. Under the manufacturing and supply agreement, we are the exclusive supplier of Fentanyl TDS to Endo/Par.

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

On June 26, 2015, we amended our agreements with Par, consisting of the Product Development, Collaboration and License Agreement and the Manufacturing and Supply Agreement for Transdermal Fentanyl, to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of Par’s exclusive rights to products other than the fentanyl reservoir patch currently being manufactured by us for Par, which is an AB-rated generic equivalent to DURAGESIC®. The amended terms also included the elimination of the royalty obligations and establish mutually agreeable transfer pricing.

In addition to contract research and development revenues and product revenues, from the inception of our collaborations with Endo/Par and its predecessors, we have received no license fees and $0.5 million in milestone payments from Par. Under our current agreements, we are not eligible for additional milestone payments.

The Procter & Gamble Company

In June 2005, we entered into a multi‑faceted strategic arrangement with P&G, one of the largest consumer products companies in the world. Our relationship includes a worldwide license to P&G for the use of our Corplex technology in products in the oral care field. P&G paid us fees for the license, and agreed to pay additional future milestone payments for products that we develop for P&G. In addition, we entered into a long term joint development agreement under which we perform numerous research and development activities for P&G based upon agreed‑upon statements of work and budgets. We also have a commercial supply agreement in place, under which we are responsible for the production and supply to P&G of five oral care products. Our supply agreement with P&G currently extends through January 2017 and can be expanded to include any additional products that move into commercial supply. We believe that we have unique capabilities and know‑how related to the manufacture of Corplex‑based Crest Whitestrips, which would be difficult for another party to duplicate.

We have developed and commercialized five oral care products for P&G sold under the brand name Crest Whitestrips. We have developed all of these products under the joint development agreement and are currently supplying each product in an intermediate (as opposed to final packaging) stage to P&G.

In addition to contract research and development and product revenues, from the inception of our collaborations with P&G, we have received a total of $3.2 million in license fees and $3.6 million in milestone payments from P&G. In 2008, we received a $2.0 million milestone payment for the first series of products developed by us. In fiscal 2016, we received a $1.1 million milestone payment from P&G for the approval of the U.S. commercial launch of a product developed by us. In 2015, we received a $0.5 million milestone payment for the launch of the same product outside of the United States. P&G's license from us is perpetual and irrevocable. None of our arrangements with P&G require a royalty to be paid to us.

Agile Therapeutics, Inc.

In 2006, we entered into a development, license and commercialization agreement with Agile, a company that focuses on development of women’s healthcare products. As part of our relationship, we are the exclusive supplier of Twirla, a combined hormonal contraceptive patch, which was designed by Agile using its formulation technology and is proprietary to Agile. Under our agreement with Agile, we have performed substantial work, funded by Agile, on the process development and scale‑up of the manufacturing process for Twirla, and we have manufactured the product for each of Agile’s clinical trials. We are also working with Agile under this agreement on development of a “small patch” variation on the Twirla product. Our agreement also includes an additional Agile product, AG890, which is a progestin‑only contraceptive patch in Phase 2 of clinical development.

We have worked in partnership with Agile to prepare facilities and equipment at our Grand Rapids manufacturing site for commercial production of the product. The primary production equipment specifically designed for manufacture of this product is in place and is owned by Agile, and we are responsible for operating and maintaining that equipment.

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

Marketed Products:

In fiscal 2016, we received a total of $25.4 million in product revenues from our three marketed products: $6.8 million from Clonidine TDS, $6.4 million from Fentanyl TDS, and $12.2 million from Crest Whitestrips, representing 27%, 25% and 48% of total product revenues, respectively.

Clonidine TDS is a treatment for hypertension that we developed under an ANDA as a generic version of the branded drug known as Catapres-TTS®. Clonidine TDS was launched in 2010 by Teva and is now marketed by Mayne, following an FTC-mandated divestiture, and is manufactured by us exclusively for Mayne.

Fentanyl TDS is a treatment for management of chronic pain, including cancer‑related pain, under specified conditions. We developed this product for approval under an ANDA as a generic version of the branded product known as Duragesic. Our Fentanyl TDS was approved in 2007 and is currently marketed by Endo/Par and manufactured by us exclusively for Endo/Par.

Crest Whitestrips are a series of five products for oral care that we co‑developed with P&G as part of a broad relationship relating to oral care products. These products utilize our Corplex polymer technology and are sold under the Crest Whitestrips brand. We are the sole supplier of the oral care system for P&G.

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

In February 2013, Agile received a Complete Response Letter from the FDA, indicating that the results from the completed Phase 3 studies would not be sufficient for approval, and proposing that Agile conduct an additional Phase 3 study. In September of 2014, Agile initiated the additional study as requested by FDA, which it recently completed and anticipates announcing top-line data in early January 2017. This study has been designed to address key issues that arose in the previous studies, including enhanced patient enrollment criteria and processes, and close monitoring of compliance with the study protocol. There can be no assurance that this additional study will be successful in demonstrating efficacy and safety of the product. However, assuming successful completion of this additional study, Agile has indicated that it plans to submit the results of the confirmatory study to the FDA in the first half of calendar 2017. Assuming a six‑month review by the FDA, approval could occur late in calendar 2017. We are also working with Agile under our agreement on development of a “small patch” variation on the Twirla product.

Corplex Donepezil and Corplex Memantine are being developed as once-weekly transdermal patches for the treatment of Alzheimer’s disease and are designed to provide consistent and sustained blood levels of the relevant therapeutic agent, while improving patient adherence and compliance.  Corplex Donepezil has the added benefit of potentially decreasing the rate of gastrointestinal side effects seen with existing oral formulations, such as nausea, vomiting and loss of appetite.

Donepezil (the active ingredient in Aricept®) is the most widely-prescribed medication in a class of Alzheimer's drugs known as cholinesterase inhibitors, and is approved for the treatment of mild, moderate and severe disease.  Donepezil is currently only available in tablet or orally disintegrating tablet form, each administered once daily, presenting compliance challenges for family members and caregivers who cannot rely on patients to consistently take their daily tablets, and is known to cause gastrointestinal side effects, including nausea, vomiting and loss of appetite.

Memantine (the active ingredient in Namenda®) is one of the most widely-prescribed medications for the treatment of moderate to severe dementia of the Alzheimer’s type.  Memantine is the only FDA-approved N-methyl-D-aspartate (“NMDA”)-receptor antagonist for use in Alzheimer’s and works by regulating the activity of glutamate, a neurotransmitter in the brain involved in learning and memory.   twice-daily oral dosage forms. As with donepezil, this presents compliance challenges for family members and caregivers who cannot rely on patients to consistently take their oral medications.

Our donepezil and memantine candidates first entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced successful results for several donepezil and memantine clinical trials throughout fiscal 2016. In April 2016, we received positive feedback from the FDA on our pre-IND submission that outlined our proposed 505(b)(2) regulatory pathway for Corplex Donepezil based solely on a demonstration of bioequivalence. Bioequivalence clinical studies are designed to assess the biological equivalence of pharmaceutical products based on their PK profiles, and are generally performed in healthy subjects.  These studies are relatively short in duration and provide a development path that is substantially less costly and more streamlined than typical clinical development programs, which require studies demonstrating safety and efficacy. Following review of our pre-IND submission, the FDA provided clear guidance on our development plans and registration pathway. The agency advised us that if we can adequately demonstrate bioequivalence between Corplex Donepezil and oral Aricept in our planned PK bioequivalence studies, additional clinical efficacy studies would not be required.

Additionally, in August 2016, after review of our pre-IND submission of Corplex Memantine, the FDA concurred with our development plans for this product, including our proposal for pivotal studies based on the demonstration of bioequivalence between the Corplex Memantine and oral Namenda XR® extended release capsules.

In September 2016, we filed an Investigational New Drug (“IND”) Application for Corplex Donepezil following completion of required nonclinical studies. The FDA notified us in October 2016 that we may proceed with our planned bioequivalence testing, and we initiated a pilot bioequivalence study in the United States during the fourth calendar quarter of 2016. This study will evaluate steady state blood levels of once-weekly Corplex Donepezil using two different patch sizes compared to 10mg per day of oral Aricept in healthy volunteers.  We plan to use the results of this study to finalize the patch size and the number of subjects required for our pivotal bioequivalence study, which we expect to initiate in the second half of calendar 2017.

We plan to conduct a Phase 1 PK clinical trial using an optimized formulation of our Corplex Memantine product candidate in the first half of calendar 2017.  Assuming the results of this study are positive, we expect to both file an IND for Corplex Memantine and initiate our pilot bioequivalence study for this product in the second half of calendar 2017.

Corplex Ropinerole is being developed as a once-weekly transdermal patch for the treatment of Parkinson’s disease. Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease and many Parkinson’s patients have trouble swallowing pills. Approximately one million people in the United States and from four to six million people worldwide suffer from this disease, which is commonly treated with dopamine replacement therapies such as levodopa and dopamine agonists that mimic the action of dopamine. We have performed preclinical development work on a transdermal formulation of ropinirole, a proven and FDA-approved dopamine agonist for treating Parkinson’s disease. We anticipate developing this patch under a 505(b)(2) regulatory pathway, which we believe will allow for reduced nonclinical and clinical study cost and time.

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological and psychiatric disorders. The first project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of psychiatric conditions.

Aequus initiated a Phase 1 bioavailability clinical trial for this product in the fourth calendar quarter of 2015, and reported positive results in the first calendar quarter of 2016.

MicroCor hPTH(1‑34) is a transdermal system designed to use our MicroCor technology to provide simplified delivery of parathyroid hormone, the active ingredient of Forteo®, an injectable product marketed by Eli Lilly and Company for the treatment of severe osteoporosis. hPTH(1‑34) is a shortened version of the naturally occurring parathyroid hormone that promotes bone growth.

We have completed Phase 1 and Phase 2a clinical studies of MicroCor hPTH(1‑34) in healthy women. In these studies, MicroCor hPTH(1‑34) was shown to be safe and well tolerated with comparable drug exposure to that achieved with the commercially available subcutaneous injections. The product achieved rapid systemic delivery of hPTH with a short wear time of five minutes. We reported successful, interim Phase 2a results in July 2015. Although we have self-funded Phase 1 and Phase 2a clinical trials for MicroCor hPTH(1‑34), we expect to partner the next phases of clinical development for this product candidate.

We have in place facilities for manufacture of MicroCor products for early clinical testing. We have developed an aseptic manufacturing plan for large scale manufacturing, which would be required for Phase 3 and commercial production of any MicroCor products, and we expect to initiate construction of this manufacturing facility after we have an agreement in place with a partner for the commercialization of a MicroCor product or products.

Motion Sickness Patch.  We have developed a three-day generic transdermal product for the prevention of nausea and vomiting associated with motion sickness in collaboration with Teva. This product is currently the subject of a pending ANDA.

Feasibility Programs include self-funded and partner‑funded feasibility programs that we have completed or are currently in progress. For example, we have developed a preliminary formulation for our self-funded MicroCor Zolmitriptan candidate and have conducted initial feasibility studies in an animal model. In our partner-funded programs performed to date, we have collaborated with leading biopharmaceutical companies to formulate their proprietary active molecules in our Corplex and MicroCor technologies and demonstrate delivery of the drug in animal models. Additional programs are in the planning process.

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

In addition, our Menlo Park site operates a facility capable of making products in accordance with current good manufacturing practice (“cGMP”) requirements for certain Phase 1 and Phase 2 clinical studies.

Our Menlo Park research and development team includes 29 scientists and engineers, some of whom were original inventors of transdermal patches. We perform the formulation system design, analytical method development and prototyping for all of our transdermal products. Our research and development team works in collaboration with the process scale‑up team in our manufacturing operations early in the product development cycle. This early coordination helps assure streamlined technology transfer success in the final scale‑up and commercial manufacture of each product, leading to more robust development programs and greater manufacturing efficiencies.

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

Our manufacturing platform includes:

•	Process development and scale-up;
•	Prototype, pilot, and commercial manufacturing;
•	Primary, secondary and tertiary packaging;
•	Liquid compounding using hazardous solvents and Active Pharmaceutical Ingredients (APIs);
•	Twin screw extrusion and mixer-extrusion capabilities;
•	High speed, high accuracy die cutting and customization (including integrated die cutting and pouching); and
•	Analytical method development, validation and quality control with physical testing and analytical method capabilities.

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

Intellectual Property

Our success depends on our ability to obtain patents and protect our trade secrets and know‑how. We must be able to operate without infringing on any other company’s intellectual property and we must prevent others from infringing our intellectual property. Our strategy is to protect our intellectual property by filing both U.S. and international patents related to our proprietary technologies, products, inventions and improvements that are important to our business. As of September 30, 2016, we held 52 U.S. issued patents and 187 foreign issued patents (which include granted European patents rights that have been validated in various EU member states) and 31 U.S. pending patents and 94 foreign pending patents relating to our Corplex and MicroCor technologies and products.  Our patent portfolio includes composition of matter, use and process patents, which cover both our proprietary technology platforms and specific products and product candidates. Our issued U.S. patents and patent applications will expire between 2019 and 2036. Some of the issued patents and pending patent applications, if issued, may also be eligible for patent term adjustment and patent term restoration, thereby extending their patent terms.

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

In certain circumstances, we rely on trade secrets to protect our technology. Trade secrets are difficult to protect. Generally, we protect our proprietary processes and manufacturing as trade secrets and we secure confidentiality agreements from all of our employees, contractors, consultants and advisors. We cannot assure that the agreements will not be breached, or that we will be able to remedy such a breach, or that our trade secrets will not become known in the public domain and be discovered by our competitors. Disputes may also arise with respect to know‑how and inventions created by our employees, contractors and consultants. See the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

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

FDA Regulation of Drugs.  The process required by the FDA under the new drug provisions of the Federal Food, Drug, and Cosmetic Act (the “FFDC Act”) before our investigational drugs may be marketed in the United States generally involves the following:

•	Completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;
•	Submission of an IND, which must become effective before clinical trials may begin;

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. Submission of an NDA requires the payment of a substantial user fee to the FDA, and although the agency has defined user fee goals that govern the length of an NDA’s review time, we cannot assure that the FDA will make a review decision in any particular timeframe. After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete but the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or one or more additional clinical trials, as the FDA has required of our partner Agile, and/or other requirements related to clinical trials, preclinical studies or manufacturing, any of which may be expensive and require considerable time to complete. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. We cannot be certain that the FDA or any other regulatory agency will grant approval for any of our pharmaceutical systems under development on a timely basis, if at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities is not always conclusive and may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Evolving safety concerns can result in the imposition of new requirements for expensive and time consuming tests. Even if a product receives regulatory approval, the approval may be significantly limited to specific indications. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Any pharmaceutical systems that we may develop and obtain approval for would also be subject to adverse findings of the active drug ingredients being marketed in different dosage forms and formulations. Delays in obtaining, or failures to obtain regulatory approvals would have a material adverse effect on our business. Marketing our pharmaceutical systems abroad will require similar regulatory approvals and is subject to similar risks. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action. Currently, our partners are the NDA and ANDA holders of products that we develop with them, and therefore our partners communicate with FDA with respect to these applications.

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

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our drug product candidates. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

The FDA also has the authority to require a risk evaluation and mitigation strategy (“REMS”) to ensure the safe use of a drug. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act of 2007 when necessary to ensure that the benefits of a drug outweigh the risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks.

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

Although there is no clear published FDA guidance on whether bioequivalence studies can be relied on for approval of a transdermal formulation under the Section 505(b)(2) regulatory pathway where the RLD is an oral dosage form, we have received written feedback from the FDA on our pre-IND submissions for both Corplex Donepezil and Corplex Memantine confirming that a 505(b)(2) regulatory pathway based solely on a demonstration of bioequivalence is acceptable for each of these product candidates.  Based on this guidance, we expect to make a direct transition from a pilot bioequivalence study to a single pivotal bioequivalence study in healthy volunteers, saving expense and time.

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

We have begun consultations with a small number of non-U.S. regulatory bodies to determine whether regulatory approval based upon bioequivalence would be possible, however we have not yet received formal feedback on the availability of a regulatory pathway based on the demonstration of bioequivalence outside the United States. If non-U.S. regulatory bodies determine that an abbreviated pathway based on the demonstration of bioequivalence is not available, we will need to perform expensive, time-consuming preclinical tests and/or clinical trials, potentially including clinical efficacy and safety studies to seek regulatory approval in the relevant non-U.S. jurisdictions and, if we are unable to perform these studies or obtain regulatory approval, we will not be able to commercialize our Alzheimer’s product candidates in these jurisdictions.

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

FDA Regulation of Consumer Cosmetic Products.  Consumer teeth whitening products are regulated by the FDA as cosmetics. The processing, formulation, safety, manufacturing, packaging, labeling, advertising and distribution of these products are subject to regulation by one or more federal agencies, including the FDA and the FTC, and by various agencies of the states and localities in which these products are sold. Cosmetic products and their ingredients do not require premarket approval prior to sale, but are subject to specific labeling regulations. While the FDA has not promulgated specific cGMPs for the manufacture of cosmetics, the FDA has provided guidelines for cosmetic manufacturers to follow to ensure that their products are neither misbranded or adulterated.

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

Other Healthcare Laws.  Although we do not directly market or promote any of our products, we and our partners are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws may include, without limitation: (a) federal and state laws relating to the Medicare and Medicaid programs and any other federal healthcare program; (b) federal and state laws relating to healthcare fraud and abuse, including, without limitation, the federal Anti‑Kickback Statute (42 U.S.C. § 1320a‑7b(b)), the federal False Claims Act (31 U.S.C. §§ 3729 et seq.), the False Statements Statute, (42 U.S.C. § 1320a‑7b(a)), the Exclusion Laws (42 U.S.C. § 1320a‑7), the federal Physician Payment Sunshine Act (42 U.S.C. § 1320a‑7h), the Anti‑Inducement Statute (42 U.S.C. § 1320a‑7a(a)(5)), the Civil Monetary Penalties Law (42 U.S.C. § 1320a‑7a) and criminal laws relating to healthcare fraud and abuse, including but not limited to 18 U.S.C. §§ 286, 287 and 1001, and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) (Pub.L. 104‑191); (c) state laws relating to Medicaid or any other state healthcare or health insurance programs; (d) federal or state laws relating to billing or claims for reimbursement submitted to any third party payor, employer or similar entity, or patient; (e) any other federal or state laws relating to fraudulent, abusive or unlawful practices connected in any way with the provision or marketing of healthcare items or services, including laws relating to the billing or submitting of claims for reimbursement for any items or services reimbursable under any state, federal or other governmental healthcare or health insurance program or any private payor; and (f) federal and state laws relating to health information privacy and security, including HIPAA, and any rules or regulations promulgated thereunder, and the Health Information Technology for Economic and Clinical Health Act, enacted as part of the American Recovery and Reinvestment Act of 2009 and any regulations promulgated thereunder. If our operations or our partners’ operations and practices are found to be in violation of any of such laws or any other governmental regulations that apply to us or our partners, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Coverage and Reimbursement.  Sales of our products marketed by our partners will depend, in part, on the extent to which our products will be covered by third‑party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third‑party payors are increasingly reducing reimbursements for certain medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. In the United States, there has been an increase in political support for controlling significant price increases of drug products, in particular due to high-profile cases that have gained national attention and triggered Congressional inquiries. In many European markets for pharmaceuticals, drug price controls at various levels are prevalent. In many U.S. and most major European markets there is also increased pressure on pricing and reimbursement practices relating to products that are new dosage forms of drugs that are currently available at lower cost in their original forms. For our transdermal products that incorporate active drug ingredients that are no longer patent protected, we expect that we will need to substantiate the differential benefits of our products in order to receive reimbursement at desired levels. Even if one of our transdermal products would incorporate active drug ingredients that are still patent protected, many EU Member States might still require evidence of differential benefits compared to products with different active drug ingredients. Decreases in third‑party reimbursement for our products or a decision by a third‑party payor to not cover our products could reduce or eliminate utilization of our products and have a material adverse effect on our sales, results of operations and financial condition. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

Companies focused on delivering small molecules transdermally include 3M, Johnson & Johnson, Lohmann Therapy Systems (“LTS”), Mylan, Hisamitsu (through its subsidiary, Noven), Allergan, and Actavis/Teva. Companies operating in the microneedle transdermal field include 3M, Zosano, Theraject and Fujifilm. Several academic institutions are also conducting research in the microneedle field. In addition to microneedle technologies, there are other methods of transdermal delivery under development for biologics, including heat ablation, laser, ultrasound and radio frequency. Companies developing and manufacturing transdermal systems for biologics include Becton Dickinson, Vyteris, and Zogenix. Some of these companies may be addressing the same therapeutic areas or indications as we are.

Our current products compete, and products in development will compete, in highly competitive markets against both transdermal products and products addressing similar patient and customer needs through other delivery forms. Clonidine TDS, Fentanyl TDS and our future ANDA products will have competition from other generic pharmaceutical companies, including Mylan and Actavis/Teva, both of which have their own transdermal manufacturing capability. Other manufacturers of fentanyl patches use a different technology than ours, and although fentanyl patches made with either technology have experienced manufacturing challenges, competitors may claim their technology is superior. The Crest Whitestrips products compete with teeth whitening products marketed by various private labels such as those at Walgreens and CVS.

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

Employees

As of September 30, 2016 we had 212 employees, including 29 in research and development, 162 in operations and 21 in general and administrative roles. From time to time, we also employ independent contractors to support our research and development and our administrative organizations. We also hire temporary employees when needed in our manufacturing and in other groups. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

We have incurred significant operating and net losses since our inception. For fiscal 2016, we recorded net revenues of $33.0 million and net loss of $36.7 million. For fiscal 2015, we recorded net revenues of $40.9 million and net loss of $28.5 million. For fiscal 2014, we recorded net revenues of $42.4 million and net loss of $9.9 million. As of September, 2016, we had stockholders’ equity of $2.9 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near‑term as we expand our operations and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Whitestrips, and although we are generating revenues from sales of our products, there may be a decline in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products and, in addition, we have incurred liability in the past in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2016 and fiscal 2015 were $6.4 million and $9.1 million, respectively. In June 2015, we amended our transdermal fentanyl agreements with Par, a wholly-owned subsidiary of Endo, to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of Par’s exclusive rights to products other than the fentanyl reservoir patch currently being manufactured by us for Par. The amended terms also include the elimination of the royalty obligations on purchase orders placed after June 2015 and establish mutually agreeable transfer pricing. Our product revenues from Fentanyl TDS declined in fiscal 2016 compared to fiscal 2015 as a result of the amended terms of these agreements and the continued impact of increased competition from other generic companies. We expect that our product revenues from Fentanyl TDS in fiscal 2017 will be lower than fiscal 2016 as a result of the continued impact of increased competition.

Fentanyl TDS also relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results.

Our product revenues from Clonidine TDS in fiscal 2016 and fiscal 2015 were $6.8 million and $6.8 million, respectively. The product revenues in fiscal 2016 remained consistent with those of fiscal 2015 as market share stabilized in the three-competitor marketplace. Fewer units sold and decreased unit pricing by Teva and Mayne directly reduces our profit sharing revenues. In August 2016, Teva completed its acquisition of the generic business of Allergan, which resulted in the divestiture of the Clonidine TDS product to Mayne, which could impact our product revenues for this product for fiscal 2017 and beyond as described in further detail in “—Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates.”

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

The majority of our revenues come from only a few partners. For fiscal 2016, three partners, Teva/Mayne, Endo and P&G, individually comprised approximately 22%, 20%, and 42%, respectively, of our total revenues. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases or their market pricing could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

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

The near‑term growth of our product revenues heavily relies on the approval and successful launch of Agile’s product candidate, the Twirla® contraceptive patch, also referred to as AG200‑15. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for Twirla, has conducted Phase 3 clinical studies and filed a New Drug Application (an “NDA”) with the FDA for Twirla in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data, which must be addressed before approval can be granted. Accordingly, Agile has recently completed an additional Phase 3 clinical trial, and expects to announce top-line data in early January 2017. We cannot assure you that the results of this trial will be positive or that Agile will be able to ultimately obtain regulatory approval for the Twirla product. If Agile fails to achieve any of these critical activities, or experiences significant delays in doing so, our near‑term growth prospects would be limited, and would create uncertainty around the value and usefulness of the Twirla manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the Twirla contraceptive patch in collaboration with Agile. The success of the Twirla product is a key component of our business growth over the next few years and we have projected we will receive revenues from scale-up and manufacture of this product beginning in calendar 2017. The Twirla product requires a process step that has been incorporated into the commercial production line, which involves the laser‑etching of label information on each patch. In addition to requiring an additional Phase 3 clinical study, the FDA has requested information relating to this laser‑etching process to demonstrate that it does not adversely affect the performance of the patch, which we have provided to Agile in response to this request. If this product is not approved and launched in accordance with Agile’s plans, we will not realize our anticipated near-term revenue growth. In addition, one of our three buildings in our manufacturing facility in Grand Rapids, Michigan has been built out for the anticipated commercial production of Twirla. Although some of the equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If Twirla is not approved, our business and financial prospects will be significantly harmed.

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

We also rely on certain third parties as the current sole source of the materials they supply. Although many of these materials are produced in more than one location or are available from another supplier, if any of these materials becomes unavailable to us for any reason, we likely would incur added costs and delays in identifying or qualifying replacement materials and there can be no assurance that replacements would be available to us on acceptable terms, or at all. In certain cases, we may be required to obtain regulatory approval to use alternative suppliers, and this process of approval could delay production of our products or development of product candidates indefinitely.

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

Many pharmaceutical companies are developing transdermal drug delivery systems, including 3M, Johnson & Johnson, Lohmann Therapie-Systeme, Mylan, Hisamitsu (through its subsidiary, Noven), and Actavis/Teva. In the field of microneedle transdermal systems, other participants include 3M, Zosano, Theraject, Fujifilm and several academic institutions. Several of these competitors may also partner with larger pharmaceutical companies, which could provide them with significantly increased resources to develop and market their products.

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

Our competitors may develop products that are more effective, better tolerated, subject to fewer or less severe side effects, more useful, more widely-prescribed or accepted, or less costly than ours. In addition, since transdermal products are worn by patients over an extended time period compared to other dosage forms, they need to be acceptable to patients and caregivers in terms of ease of use, comfort and wearability. For each product we commercialize, sales and marketing efficiency, payor reimbursement and formulary access are likely to be significant competitive factors. We do not have internal sales or marketing departments, and there can be no assurance that we can develop or contract out these capabilities in a manner that will be cost‑efficient and competitive with the sales and marketing efforts of our competitors, especially because some or all of those competitors could expend greater economic resources than we do and/or employ third‑party sales and marketing channels. Such competition can lead to reduced market share for our products and contribute to downward pressure in our pricing, which could harm our business, results of operations, financial condition and prospects.

Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates and cause disruption in our business.

Our Fentanyl TDS and Clonidine TDS products, as well as several of our product candidates, compete within the pharmaceutical industry, and particularly within the generic pharmaceutical industry. There are a limited number of companies with sufficient scale and commercial reach to effectively market these products. Recent trends in this industry are toward additional market consolidation, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. For example, in August 2016, Teva completed the acquisition of the generic business of Allergan and the FTC required that Teva divest certain products, including the Clonidine TDS product that we manufacture for Teva. If Mayne, the acquiring party, is less effective in its commercialization of this product than Teva, it may result in a loss of market share or reduced pricing, either of which would adversely affect our operating results. For other products and product candidates, increased consolidation could lead to other divestitures, more intense competition and pricing pressure, and the potential discontinuation of funding for development-stage programs. Any of these events could result in a decrease in our revenues, harm our operating results or otherwise disrupt our business.

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

For our products that are available only by prescription, successful sales by our partners depend on the availability of adequate coverage and reimbursement from third‑party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third‑party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third‑party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Our proprietary self-funded drug development programs incorporate active drug ingredients that have been previously approved and marketed and that generally are available as less expensive generic products in non-transdermal dosage forms. If our products do not demonstrate superior efficacy profiles or other benefits compared to existing products or dosage forms, they may not qualify for coverage and reimbursement. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co‑payments or co-insurance payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

In general, our marketing partners are required to provide us with 12‑month rolling forecasts of their demand on a quarterly basis, and are also required to place firm purchase orders with us based on the near‑term portion of those forecasts. If wholesaler or market demand for these products is lower than forecasted, our marketing partners or their wholesaler customers may accumulate excess inventory. Additionally, our marketing partners may price our products at levels that result in lost contract sales to their wholesaler customers. If such conditions persist, our marketing partners may sharply reduce subsequent purchase orders for a sustained period of time until such excess inventory is consumed, if ever. Significant and unplanned reductions in our manufacturing orders have occurred in the past and our results of operations were harmed. If such reductions occur again in the future, our revenues will be negatively impacted, we will lose our economies of scale, and our revenues may be insufficient to fully absorb our overhead costs, which could result in larger net losses. Conversely, if our marketing partners experience significantly increased demand, we may not be able to manufacture such unplanned increases in a timely manner, especially following prolonged periods of reduced demand. As we have no control over these factors, including our marketing partners’ decisions on pricing, our purchase orders could fluctuate significantly from quarter to quarter, and the results of our operations could fluctuate accordingly.

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

In addition, our MicroCor product candidates have been manufactured in small quantities for preclinical studies and Phase 1 and Phase 2a clinical trials. In the future, preparation for later stage clinical trials and potential commercialization would require us to take steps to increase the scale of production of MicroCor product candidates. In order to conduct larger or late‑stage scale clinical trials for a MicroCor product candidate and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to increase successfully the manufacturing capacity for any of such product candidates in a timely or cost‑effective manner or at all. Significant scale‑up of manufacturing may require additional processes, technologies and validation studies, which are costly and could require additional sources of funding, may not be successful and may not be approved by the FDA. In addition, quality issues may arise during those scale‑up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale‑up the manufacture of any of our MicroCor product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, although we have self-funded Phase 1 and Phase 2a clinical trials for MicroCor hPTH(1‑34), in order to continue the development and commercialization of this product candidate, we are currently seeking a partner or partners who will fund further development of MicroCor hPTH(1-34).

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

Due to our reliance and our partners reliance on third-party contract research organizations to conduct our clinical trials, we are unable to directly control or monitor the timing, conduct, expense and quality of our clinical trials, which could adversely affect our clinical data and results and related regulatory approvals.

We and our partners extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We and our partners rely on independent third-party contract research organizations (“CROs”) to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. Many important aspects of the services performed for us and our partners by the CROs are out of our direct control. If there is any dispute or disruption in our or our partners’ relationship with our CROs, clinical trials may be delayed. Moreover, in our regulatory submissions, we and our partners rely on the quality and validity of the clinical work performed by third-party CROs. If any of these CROs’ processes, methodologies or results were determined to be invalid or inadequate, our or our partners’ own clinical data and results and related regulatory approvals could be adversely affected. Furthermore, we rely on timely and accurate activity reporting from our CROs to form the principal basis of our clinical trial expense accruals. If our CROs inaccurately or incompletely report activities that drive costs, or if such reports are not delivered in a timely manner, our clinical trial expense accruals may be inaccurate, and could materially under or over state our clinical trial expenses in any given period.

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

We provided written notice to terminate the lease for a new building in Fremont, California, which may lead to additional cost and expense and could disrupt our operations, including as a result of the related litigation.

On February 12, 2016, we entered into a lease agreement for facilities in Fremont, California, which was intended to replace our current headquarters in Menlo Park, California.  On July 29, 2016, we exercised our termination right under Section 4.2 of the lease by providing the landlord with written notice to terminate the lease agreement effective immediately because the underlying premises were not delivered to us in accordance with the terms of the lease agreement.  The landlord objected to the written notice of termination and, on September 23, 2016, the landlord filed a complaint against us in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement. The complaint alleges that we breached the lease when we provided written notice to the landlord to terminate, and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, we filed our answer generally denying the allegations and setting forth our defenses.  At the same time, we also filed a cross-complaint seeking compensatory damages, among other relief, for the landlord’s material breaches with respect to the lease agreement.  An initial case management conference is scheduled for February 8, 2017.  The parties have not yet exchanged discovery.  No trial date has been set.

Notwithstanding the termination of the lease agreement and the fact that the landlord is obligated to reimburse us for certain costs, we expect to incur additional costs, which may have an adverse impact on our cash and results of operations. In addition, the pending litigation relating to the lease and its termination may be costly, may be disruptive to those involved in the litigation and our operations generally, and could have a negative impact on our financial results and condition especially if the litigation is protracted or if the outcome is adverse to us.

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

Risks Related to Our Financial Position and Capital Requirements

We have had significant and increasing operating expenses and may require additional funding to continue as a going concern.

We believe that our existing cash and cash equivalents will not be sufficient to fund operations as currently planned through the next 12 months, which raises substantial doubt about our ability to continue as a going concern. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations.  We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. In the event that additional financing is required from outside sources, we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

We are currently in compliance with the covenants under our term loan agreement with CRG based on our current forecast estimates and expectations. However, we anticipate that our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through fiscal 2017, or beyond. Failure to meet this covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $51.1 million, plus penalties, to be immediately due and payable to CRG. We do not currently have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

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

Our independent registered public accounting firm has concurred with our determination that there is substantial doubt about our ability to continue as a going concern and we may be unable to remain a going concern absent additional financing.

We have incurred significant operating and net losses since our inception and expect to continue to incur net operating losses for at least the next several years. Without additional sources of capital, these conditions raise substantial doubt about our ability to continue as a going concern, which means that without additional external funding, we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our independent registered public accounting firm included an explanatory paragraph with respect to this uncertainty in its report that is included with our financial statements in this Annual Report on Form 10-K. Such an opinion may materially and adversely affect the price per share of our common stock and may otherwise limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns with respect to our ability to discharge our contractual obligations.

We have prepared our financial statements on a going concern basis, which contemplates that we will be able to realize our assets and discharge our liabilities and commitments in the ordinary course of business. Our financial statements included with this Annual Report on Form 10-K do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of September 30, 2016, the amount of our total long-term debt was approximately $51.6 million, which is primarily pursuant to our term loan agreement with CRG, formerly Capital Royalty. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding payment-in-kind, (“PIK”) notes), extend the maturity date to June 30, 2019, and extend the quarterly interest‑only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018. On December 4, 2014, we borrowed the remaining $10.0 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement, and, on December 19, 2016, the term loan agreement was amended again to modify the financial covenants with respect to the minimum annual revenues requirement (for the 12 months ending June 30, 2017), all as described in further detail in “—The terms of our term loan agreement place restrictions on our operating and financial flexibility.”

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

During any such times when we have outstanding borrowings under the term loan agreement with CRG, we will be required to maintain certain deposits and minimum balances as well as be prohibited from engaging in significant business transactions without the prior consent of CRG, including a change of control or the acquisition by us of another company, or engaging in new business activities which are substantially different from our current business activities. These restrictions could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, under the term loan agreement with CRG, we are subject to covenants relating to our business, including, but not limited to covenants relating to the achievement of minimum annual revenues and minimum liquidity. For the twelve (12) months ended June 30, 2017, the minimum annual revenues required by our covenant are $25 million, and the minimum liquidity covenant throughout the term of the loan requires us to maintain a cash balance in excess of $10 million, provided, however, that our cash balance may decrease below $10 million for no more than five (5) non-consecutive business days during any quarter. The failure to meet either of these covenants is considered an event of default under the term loan agreement. We are also required to pay a prepayment penalty if we choose to repay the principal prior to maturity or upon other specified events, including an event of default or a change of control. In the event of a default under this arrangement, all of our repayment obligations may be accelerated in full. In the event that we do not have sufficient capital to repay the amounts then owed, we may be required to renegotiate such arrangements on terms less favorable to us, pursue strategic alternatives, including sale of our company or our significant assets, or to cease operations. Furthermore, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to utilize our net operating loss carryforwards, or NOLs, and research and development income tax credit carryforwards may be limited.

As of September 30, 2016, we had net operating loss carry forwards (“NOLs”) for federal and state income tax purposes of $137.4 million and $21.7 million, respectively. If not utilized, these NOLs will expire beginning in 2026 and 2017 for federal and state income purposes, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre‑change NOLs, and other pre‑change tax attributes (such as research tax credits) to offset its post‑change income may be limited. We believe that, with our initial public offering (the “IPO”) and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. For example, our product revenues from Clonidine TDS in fiscal 2013 were higher than historic levels, primarily as a result of Teva’s increased market share resulting from a major competitor’s diminished ability to supply its product for seven months during the year. Revenues returned to historic levels in fiscal 2014. Product revenues in fiscal 2015 related to Clonidine TDS declined compared to fiscal 2014 due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing.  Fewer units sold or decreased unit pricing of Clonidine TDS directly reduces our profit sharing revenues. In connection with Teva’s acquisition of the generic business of Allergan, it divested the Clonidine TDS product to Mayne in August 2016. If Mayne is less effective in its commercialization of this product than Teva, it may result in a loss of market share or reduced pricing, which could impact our revenues for this product for fiscal 2017 and beyond. In addition, product revenues related to Fentanyl TDS declined in fiscal 2016 compared to fiscal 2015 as a result of the amended terms of our agreements with Par and the continued impact of increased competition from other generic companies. We expect that our product revenues from Fentanyl TDS in fiscal 2017 will be lower than fiscal 2016 as a result of the continued impact of increased competition. Furthermore, we measure compensation cost for stock‑based awards made to employees at the grant date of the award, based on the fair market value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Finally, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

Our long‑term growth will be limited unless we successfully develop a pipeline of additional product candidates. We do not have internal new drug discovery capabilities, and our primary focus is on developing improved transdermal drug delivery systems by reformulating FDA-approved drugs using our proprietary technologies.

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

We manufacture our products internally and may be unable to manufacture them at acceptable cost levels, and we could encounter manufacturing failures that could impede or delay commercial production of our current products or our product candidates, if approved, or the preclinical and clinical development or regulatory approval of our product candidates.

Our ability to successfully launch and grow our products will require the ability to manufacture commercial quantities of our products at increasing scale and at acceptable cost levels while remaining in compliance with continuously evolving regulatory requirements. Any failure in our internal manufacturing operations, or inability to scale up, could cause us to be unable to meet the demand for our products and lose potential revenues, delay the preclinical and clinical development or regulatory approval of our product candidates, and harm our reputation. Our internal manufacturing operations may encounter difficulties involving, among other things, raw material supplies of sufficient quality and quantity, production yields, regulatory compliance, quality control and quality assurance, obtaining DEA quotas which allow us to produce in the quantities needed to execute on our business plan, and shortages of qualified personnel. Our ability to commercially supply our products, and regulatory approval of our product candidates, could be impeded, delayed, limited or denied if the FDA does not maintain the approval of our manufacturing processes and facilities. In addition, we have no experience producing our MicroCor system in commercial quantities. We have experienced product recalls in the past and we may encounter difficulties when we attempt to manufacture commercial quantities of our product candidates in the quantities needed for our preclinical studies or clinical trials. Such difficulties could result in commercial supply shortfalls of our products, delay in the commercial launch of any of our product candidates, if approved, delays in our preclinical studies, clinical trials and regulatory submissions, or the recall or withdrawal of our products from the market.

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

We also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s GCP regulations and state regulations governing the handling, storage, security and recordkeeping for controlled substances. These CROs and third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical and preclinical studies, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authority may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP requirements. In addition, our clinical trials must generally be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

The FDA or foreign regulatory agencies will determine the regulatory pathway for our Alzheimer’s product candidates, Corplex Donepezil and Corplex Memantine, which could impact cost, timing and design of our clinical trials and marketing for these product candidates.

There is no general FDA guidance on whether bioequivalence studies can be relied on for approval of a transdermal formulation under the Section 505(b)(2) regulatory pathway where the reference listed drug is an oral dosage form. It is possible that for drugs with a long half-life such as donepezil and memantine, as opposed to drugs with a short half-life, the plasma profile of the drug in the bloodstream for transdermal delivery will closely match the plasma profile seen with oral administration. For this reason, a bioequivalence regulatory strategy for approval of these products via the 505(b)(2) pathway may be possible. Following review of our pre-IND submissions for both Corplex Donepezil and Corplex Memantine, the FDA provided guidance on our development plans and registration pathway. The agency advised us that if we can adequately demonstrate bioequivalence between Corplex Donepezil and oral Aricept in our planned PK bioequivalence studies, additional clinical efficacy studies would not be required. Additionally, in August 2016, after review of our pre-IND submission of Corplex Memantine, the FDA concurred with our development plans for this product, including our proposal for pivotal studies based on the demonstration of PK bioequivalence between Corplex Memantine and oral Namenda XR® extended release capsules. If the FDA’s position on the regulatory pathway changes, or if our studies do not adequately support bioequivalence, more expensive and time-consuming studies may be needed, resulting in a longer clinical development timeline for these product candidates.

We have begun consultations with non-U.S. regulatory bodies, however we have not yet received formal feedback on the availability of the potential regulatory pathway outside the United States. If non-U.S. regulatory bodies determine that the bioequivalence pathway is not available, we will need to perform expensive, time-consuming efficacy studies to obtain regulatory approval in the relevant non-U.S. jurisdictions or we will not be able to commercialize our Alzheimer’s product candidates in these jurisdictions.

While the ability to obtain approval on the basis of a single pivotal pharmacokinetic bioequivalence study would save expense and time, this regulatory pathway will not allow us to market our products based on any potential advantages with respect to the rate of adverse events, such as gastrointestinal side effects, compared to the existing oral formulations of these products. We would need to perform additional, expensive, time-consuming studies in Alzheimer’s patients to generate data to demonstrate any of these potential benefits. We cannot guarantee that these additional studies, if performed, would demonstrate the superiority of our products. Further, if no benefit is shown from these studies, this could have an adverse impact on the competitive position of our products in the marketplace, which could harm our business, results of operations, financial condition and prospects.

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

Likewise, the annual Medicare Physician Fee Schedule update, which, until recently, was based on a target-setting formula system called the Sustainable Growth Rate (“SGR”), was adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR was linked to the growth in the U.S. gross domestic product (“GDP”), the SGR formula often resulted in a negative payment update when growth in Medicare beneficiaries’ use of services exceeded GDP growth.  Congress repeatedly intervened to delay the implementation of negative SGR payment updates.  For example, on April 1, 2014, with the enactment of the Protecting Access to Medicare Act of 2014, Congress prevented the 24 percent cut that was to occur by continuing the previously implemented 0.5 percent payment increase through December 31, 2014 and maintaining a zero percent payment update from January 1, 2015 through March 31, 2015.  However, on April 14, 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, which was signed into law by President Obama on April 16, 2015.  This law repeals the SGR methodology from the physician payment formula, institutes a 0% update to the Medicare Physician Fee Schedule for the January 1 to July 1, 2015 period, a 0.5% payment update for July 2015 through the end of 2019, and a 0% payment update for 2020 through 2025.  For 2026 and subsequent years, the payment update will be either 0.75% or 0.25%, depending on which Alternate Payment Model the physician participates. In addition, there is increasing legislative attention to opioid abuse in the United States, including passage of the Comprehensive Addiction and Recovery Act of 2016 which, among other things, strengthens state prescription drug monitoring programs and expands educational efforts for certain populations.

More recently, while President-elect, Donald Trump has made statements suggesting he plans to seek repeal of all or portions of the 2010 Affordable Care Act, and has stated that he will ask Congress to replace the current legislation with new legislation. Once Mr. Trump becomes President, there is uncertainty with respect to the impact his Administration may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

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

Our MicroCor technology is new even though patents relating to microneedle technology were first filed in the 1990s. Although we believe that the MicroCor technology includes certain inventions that are unique and not duplicative of any prior art and we have two issued U.S. patents covering our more recent developments in this technology, there can be no assurance that we will be successful in obtaining issued patents from the pending patent applications related to our MicroCor technology.

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

On December 30, 2015, we entered into a sales agreement with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”) pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of its Common Stock with aggregate proceeds of up to $20.0 million.  As of September 30, 2016, all of the shares of Common Stock available for sale pursuant to the sales agreement remained available to be sold, subject to certain conditions as specified in the sales agreement, and sales of these shares could have a material adverse effect on the market price of our common stock.

In addition, on December 30, 2015, we filed a registration statement on Form S-3 (File No. 333-208800), which was declared effective by the SEC on January 20, 2016, to register for resale 9,353,304 shares of our common stock held by Essex Woodlands, or approximately 42% of our total outstanding shares of common stock as of September 30, 2016. As a result, such shares are freely tradable under the Securities Act of 1933, as amended (the “Securities Act”), and sales of these shares could have a material adverse effect on the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices and research and development operations are located in Menlo Park, California, in a 25,000 square foot building, which houses full product research and development capabilities, including proprietary drug delivery research in novel polymer blending and formulations; system design and engineering; prototyping and manufacturing for early clinical studies; analytical, quality assurance and quality control; nonclinical and early clinical development; and regulatory capabilities for clinical development and clinical scale manufacture. We have been in our current Menlo Park location for eight years and the term of our current Menlo Park lease expires December 2020. We also plan to evaluate opportunities for facility expansion or relocation.

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

We lease two of our three existing buildings in Grand Rapids on a long-term basis. One building is dedicated to shipping and receiving, inventory and warehousing, but the space has been improved for multipurpose use. Our warehouse lease expires in 2019. The other two buildings house all commercial manufacturing as well as administrative offices. We also own a four-acre lot across the street from the commercial manufacturing operations for planned future expansion.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings arising from the normal course of business activities.

On September 23, 2016, a complaint was filed against us by LBA Realty Fund III-Company VII, LLC, a Delaware Limited Liability Company in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement dated February 12, 2016 between the landlord and us. The Complaint alleges that we breached the lease when we provided written notice to the landlord to terminate the lease on July 29, 2016 and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, we filed our answer generally denying the allegations and setting forth our defenses.  At the same time, we also filed a cross-complaint seeking compensatory damages, among other relief, for the landlord’s material breaches with respect to the lease agreement.  An initial case management conference is scheduled for February 8, 2017.  The parties have not yet exchanged discovery.  No trial date has been set. At this time, we are unable to assess whether any loss or adverse effect on our financial condition is reasonably possible as a result of this lawsuit or to estimate the range of any potential loss.  We do not believe that this lawsuit has any merit, and we plan to defend vigorously against this claim.

Otherwise, we are not presently a party to any litigation the outcome of which, we believe, if determined adversely against us, would individually or in the aggregate have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Market under the symbol “CORI.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported on the Nasdaq Global Market.

	High		Low
	High			Low
Year Ended September 30, 2015
First Fiscal Quarter		$7.87		$4.30
Second Fiscal Quarter		$7.36		$5.62
Third Fiscal Quarter		$15.98		$6.27
Fourth Fiscal Quarter		$16.29		$7.84

Year Ended September 30, 2016
First Fiscal Quarter		$10.50		$6.31
Second Fiscal Quarter		$9.85		$3.53
Third Fiscal Quarter		$5.71		$3.14
Fourth Fiscal Quarter		$8.33		$3.42

Stockholders

As of September 30, 2016, there were 48 registered stockholders of record (not including beneficial holders of stock held in street names) of our common stock.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning on April 3, 2014 (the date our common stock began trading on the Nasdaq Global Market) through September 30, 2016, assuming an initial investment of $100.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF CUMULATIVE RETURN
$250
$200
$150
$100
$50
$0
4/14
5/14
6/14
7/14
8/14
9/14
10/14
11/14
12/14
1/15
2/15
3/15
4/15
5/15
6/15
7/15
8/15
9/15
10/15
11/15
12/15
1/16
2/16
3/16
4/16
5/16
6/16
7/16
8/16
9/16
CORI
Nasdaq Composite Index
Nasdaq Biotechnology Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected statement of operations data for the fiscal years ended September 30, 2016, 2015, 2014, 2013 and 2012 and the balance sheet data as of September 30, 2016, 2015, 2014, 2013 and 2012 are derived from our audited financial statements and related notes included in Item 8 of this Annual Report, entitled “Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Product revenues	$25,362	$26,514	$32,202	$38,704	$35,716
Contract research and development revenues	5,420	12,721	9,026	10,750	6,838
Other revenues	2,241	1,686	1,212	816	306
Total revenues	33,023	40,921	42,440	50,270	42,860
Costs and operating expenses:
Cost of product revenues	17,346	17,608	20,204	24,828	24,360
Cost of contract research and development revenues	10,674	16,064	15,391	11,856	10,244
Research and development expenses	21,687	16,454	7,365	5,496	3,966
General and administrative expenses	11,566	11,185	9,095	6,525	4,645
Amortization of intangible assets	659	622	547	541	512
(Gain) / loss on disposal and sale and leaseback of equipment	15	12	(112)	(177)	(57)
Total costs and operating expenses	61,947	61,945	52,490	49,069	43,670
Income (loss) from operations	(28,924)	(21,024)	(10,050)	1,201	(810)
Interest income	171	23	7	9	4
Interest expense	(7,947)	(7,446)	(6,961)	(7,705)	(5,247)
Change in fair value of preferred stock warrant liability	—	—	(274)	(14)	21
Change in fair value of subordinated note embedded derivative liability	—	—	7,367	(7,367)	—
Other income	—	—	—	—	582
Loss before income taxes	(36,700)	(28,447)	(9,911)	(13,876)	(5,450)
Income tax benefit (expense)	(3)	(3)	(1)	(1)	7
Net loss	$(36,703)	$(28,450)	$(9,912)	$(13,877)	$(5,443)
Net loss attributable to common stockholders, basic and diluted (1)	$(36,703)	$(28,450)	$(9,912)	$(13,877)	$(5,443)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(1.65)	$(1.52)	$(0.99)	$(6.24)	$(2.47)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	22,282,599	18,709,292	10,043,640	2,222,981	2,200,727

(1)

See Note 15 to our annual audited financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	As of September 30,
	2016	2015	2014	2013	2012

Balance Sheet Data:
Cash and cash equivalents	$39,833	$72,218	$36,395	$13,581	$12,245
Working capital	40,308	71,946	37,370	8,594	11,102
Total assets (2)	67,150	100,207	65,205	43,293	36,346
Preferred stock warrant liability	—	—	—	560	546
Subordinated note embedded derivative liability	—	—	—	7,367	—
Deferred contract revenues, current and long-term portions	3,855	3,634	3,801	5,800	5,479
Debt, current and long-term portions (2)	51,043	49,327	37,723	62,956	53,474
Recall liability, current and long-term portions	2,319	2,989	3,710	4,832	5,000
Convertible preferred stock	—	—	—	57,261	57,261
Redeemable common stock	—	—	—	3,224	3,224
Total stockholders’ equity (deficit)	2,853	35,322	11,800	(119,100)	(106,346)

(2)

Total assets and debt, current and long-term portions for prior years have been updated to reflect the impact of the retrospective adoption of a new accounting standard, ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” as of September 30, 2016, which requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than an asset. Refer to Note 1 to our financial statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the section titled “Selected Financial Data” and (2) the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2016 included elsewhere in this Annual Report on Form 10‑K. This Annual Report on Form 10‑K contains “forward‑looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions or variations. Such forward‑looking statements may include, but are not limited to, our plans and strategy for our business, and are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward‑looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Form 10‑K and in our other SEC filings. We disclaim any obligation to update any forward‑looking statements to reflect events or circumstances after the date of such statements. Our fiscal year ends September 30. Throughout this discussion and analysis, references to “fiscal,” “fiscal year” or “fiscal years” refer to years ended September 30.

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience with advanced transdermal and transmucosal delivery systems. We have multiple proprietary programs in preclinical and clinical development focusing primarily on the treatment of neurological disorders, with two lead programs in Alzheimer’s disease. We have developed and are the sole commercial manufacturer of seven prescription drug and consumer products for our marketing partners. We have two proprietary transdermal platforms: Corplex™ for small molecules and MicroCor®, a biodegradable microstructure technology for small molecules and biologics, including vaccines, peptides and proteins.  Our late-stage pipeline includes a contraceptive patch co-developed with Agile Therapeutics that recently completed Phase 3 trials, and additional transdermal products that are being developed with other partners.

We have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. Our partners include Teva Pharmaceuticals USA, Inc., (“Teva”), Mayne Pharma Inc., (“Mayne”), Endo Pharmaceuticals, Inc. (formerly Par Pharmaceutical, Inc., (“Par”)), (“Endo”), The Procter & Gamble Company, (“P&G”), Agile Therapeutics, Inc., (“Agile”), and Aequus Pharmaceuticals, Inc., (“Aequus”), as well as several other multinational pharmaceutical companies. All of our current commercial products are distributed, promoted and marketed by our partners.

The following table identifies: (1) products we have developed that are marketed by our partners, (2) products we have developed with our partners that are in clinical trials and that our partners have permitted us to disclose, (3) products in our proprietary pipeline, and (4) products currently awaiting FDA approval.

Partner	Product/Candidate	Application	Status
Mayne	Clonidine TDS	Hypertension	Marketed
Endo/Par	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	Phase 3 Completed
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a Completed
Self-funded	Donepezil TDS	Alzheimer's	Phase 1 Completed
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Aequus	Aripiprazole TDS	Psychiatric Disorders	Phase 1
Self-funded	Ropinirole TDS	Parkinson's	Preclinical
Self-funded	MicroCor Zolmitriptan	Migraine	Preclinical
Teva	ANDA	Motion Sickness	ANDA Filed

Our partnership with Teva began in 2004, with Teva’s predecessor, Barr Laboratories, Inc., (“Barr”). Together with Barr, we developed a clonidine Transdermal Delivery System, (“TDS”), which Teva commercially launched in 2010. In August 2016, Teva transferred Clonidine TDS and the product-related agreements to Mayne as a result of a Federal Trade Commission, (the “FTC”), consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc (formerly Actavis, Inc., (“Actavis”)) (“Allergan”).  Mayne currently sells Clonidine TDS throughout North America. Our total revenues from Teva/Mayne were $7.4 million, $12.4 million and $13.6 million in fiscal 2016, 2015 and 2014.

Our partnership with Par, which was acquired by Endo in September 2015, is likewise the result of an FTC-mandated divestiture of Fentanyl TDS from Actavis in connection with the merger of Actavis with Watson Pharmaceuticals, Inc. We began the development of Fentanyl TDS with Abrika LLLP in May 2002, and Abrika was subsequently acquired by Actavis in 2007. Actavis commercially launched Fentanyl TDS in 2007.  Endo currently sells Fentanyl TDS throughout the United States.  Our total revenues from Endo/Par were $6.6 million, $9.6 million and $13.0 million in fiscal 2016, 2015 and 2014.

Our partnership with P&G began in 2005 with the development of the various products under the Crest  ® Whitestrips label, the first of which P&G commercially launched in 2009. P&G currently sells Crest Whitestrips in North America and internationally.  Our total revenues from P&G were $13.9 million, $11.6 million and $11.7 million in fiscal 2016, 2015 and 2014.

In addition to commercialized products, we have a number of products in late stages of development. One of these products is Twirla, which is a combination hormonal contraceptive patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives, through the skin over seven days.  Agile has recently completed a confirmatory Phase 3 clinical trial, and expects to announce top-line data in early January 2017. We are the exclusive manufacturer of the product for Agile.

We are developing several additional products utilizing our proprietary technologies that we advanced into human clinical trials during 2015 and 2016.  Our two lead central nervous system product candidates are for the transdermal treatment of Alzheimer’s disease and incorporate the two most commonly-prescribed drugs already approved by the FDA for this disease: donepezil and memantine.

Our donepezil and memantine candidates first entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced successful results for several donepezil and memantine clinical trials throughout fiscal 2016. In April 2016, we received positive feedback from the FDA on our pre-Investigational New Drug, (“pre-IND”), submission that outlined our proposed bioequivalence regulatory pathway for Corplex Donepezil. Bioequivalence clinical studies are designed to assess the biological equivalence of pharmaceutical products based on their pharmacokinetic, (“PK”), profiles, and are generally performed in healthy subjects.  These studies are relatively short in duration and provide a development path that is substantially less costly and more streamlined than typical clinical development programs, which require studies demonstrating safety and efficacy. Following review of our pre-IND submission, the FDA provided clear written guidance on our development plans and registration pathway. The agency advised us that if we can adequately demonstrate bioequivalence between Corplex Donepezil and oral Aricept in our planned PK bioequivalence studies, additional clinical efficacy studies would not be required.

Additionally, in August 2016, after review of our pre-IND submission of Corplex Memantine, the FDA concurred with our development plans for this product, including our proposal for pivotal studies based on the demonstration of PK bioequivalence between the Corplex Memantine and oral Namenda XR® extended release capsules.

Recent Developments

Liquidity

We believe that our existing cash and cash equivalents will not be sufficient to fund operations as currently planned through the next 12 months, which raises substantial doubt about our ability to continue as a going concern. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations.  Management intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

Termination Charges

In June 2016, we approved and initiated a reduction in our workforce of employees and contractors to align resources with our current clinical development priorities.  In particular, the reduction was implemented to maximize our ability to pursue our lead clinical program in Alzheimer’s disease, which is on an accelerated development pathway based on recent regulatory guidance.  The reduction affected approximately 17% of our total workforce, including employees and contractors. In accordance with ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation - Nonretirement Postemployment Benefits, we recorded as expense $0.3 million for the year ended September 30, 2016, which represents one-time termination benefits, comprised principally of severance and benefit continuation costs. As of September 30, 2016, we recorded a liability of $0.1 million related to these termination costs, which reflects payments made for the year ended September 30, 2016 of $0.2 million.  The balance of the liability is expected to be paid out on or prior to January 31, 2017.

Controlled Equity Offering

In December 2015, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald & Co., shares of our common stock, par value $0.001 per share, with aggregate proceeds of up to $20.0 million.  The offer and sale of these shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-204025) filed by us with the SEC on May 8, 2015 and declared effective by the SEC on May 21, 2015, as supplemented by a prospectus supplement dated and filed with the SEC on December 30, 2015. We will pay Cantor Fitzgerald & Co. a commission of 3.0% of the aggregate gross proceeds from any shares sold by Cantor Fitzgerald & Co. Since its inception in December 2015 and through the period ended September 30, 2016, we have not sold any shares under this sales agreement.

Components of Statements of Operations

Revenues

	Year Ended September 30,
(In thousands, except percentages)	2016	2015	2014
Product Revenues:
Teva	$5,139	$6,776	$10,767
Mayne	1,607	—	—
Endo / Par	6,429	9,134	11,721
P&G	12,187	10,604	9,714
Total Product Revenues	25,362	26,514	32,202
Contract Research and Development Revenues:
Teva	610	5,604	2,783
Endo / Par	—	241	1,014
P&G	616	543	2,005
Agile	2,003	2,278	1,016
Co-development products	947	3,161	1,561
Other	1,244	894	647
Total Contract Research and Development Revenues	5,420	12,721	9,026
Other Revenues	2,241	1,686	1,212
Total Revenues	$33,023	$40,921	$42,440

Dollar Change—Total Revenues	$(7,898)	$(1,519)	$(7,830)
Percentage Change—Total Revenues	(19)%	(4)%	(16)%
Percentage of Revenues:
Product Revenues	77%	65%	76%
Contract Research and Development Revenues	16%	31%	21%
Other Revenues	7%	4%	3%
Total Revenues	100%	100%	100%

During fiscal 2016, 2015 and 2014, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues—Product revenues consist of product sales to our partners and royalties and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues during fiscal 2016, 2015 and 2014.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products manufactured and shipped to Teva and Mayne, along with profit sharing from the net profits earned by Teva and Mayne on the product. For fiscal 2016, product revenues related to Clonidine TDS remained consistent with those of fiscal 2015 as market share stabilized in the three-competitor marketplace. Fewer units sold and decreased unit pricing by Teva and Mayne directly reduced our profit sharing revenues. In August 2016, Teva completed the acquisition of the generic business of Allergan, which resulted in a divestiture of the Clonidine TDS product to Mayne. It is difficult to predict the impact this divestiture may have, if any, on our future results of operations until the transition period is complete. For example, our revenues could be impacted if there is a loss of market share or reduced pricing, either of which could result in a decrease in our future revenues from the product.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products manufactured and shipped to Par, a wholly-owned subsidiary of Endo, along with a royalty on Par’s net sales of the product. In June 2015, we amended our agreements with Par, to amend the pricing and payment provisions and other business terms. The amended terms also included the elimination of the royalty obligations on future purchase orders and establish mutually agreeable transfer pricing. Product revenues related to Fentanyl TDS declined for fiscal 2016 compared to fiscal 2015 as a result of the amended terms of these agreements and the continued impact of increased competition from other generic companies.  We expect that our product revenues from Fentanyl TDS in fiscal 2017 will be lower than fiscal 2016 as a result of the continued impact of increased competition. Fiscal 2016 was the last year during which royalties will be earned on Par’s sales of this product.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues increased for fiscal 2016 compared to fiscal 2015 as a result of increased demand for current products and the launch of a new product. We expect product sales from P&G to increase in fiscal 2017, as compared to fiscal 2016, as demand for current products increases and as new products may be launched.

Contract Research and Development Revenues—We also generate revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Contract research and development revenues decreased for fiscal 2016 compared to fiscal 2015.  We expect our revenues from contract research and development to continue to decline until we enter into new stages of development or new product programs with partners.  Our contract research and development revenues for fiscal 2016, 2015 and 2014 were primarily derived from our development activities related to Twirla, our development of new products for P&G, our development programs for Teva, and our co-development arrangements for other new drug products.

Other Revenues—Other revenues in fiscal 2016, 2015 and 2014 consist primarily of income derived from certain aspects of our arrangements with our partners, whereby a portion of the revenues received under these agreements is treated for accounting purposes as rental income from embedded leases associated with these relationships and from license revenue earned primarily from our agreement with P&G, whereby we receive milestone payments upon commercial launch approval of each new product developed by us using our intellectual property.  Other revenues have not been, and are not expected to be, a significant portion of our revenues.

Costs and Expenses

Cost of Product Revenues—The primary components of our cost of product revenues are materials, personnel costs, depreciation, facilities costs, other overhead costs, and infrastructure expenses associated with the manufacturing of our products. Our manufacturing overhead costs are significant and are currently allocated among our products at rates consistent with current unit production volumes. As the number of units we manufacture increases, our overhead costs should increase less rapidly due to economies of scale, resulting in lower per-unit costs associated with higher unit production volumes. Conversely, if total unit production volumes decrease, the cost of product revenues, measured as a percentage of product revenues, may increase as we lose economies of scale, unless offset by other savings.

Cost of Contract Research and Development Revenues—We incur expenses related to our contract research and development revenues from our partner-funded and co-funded product development agreements. These expenses consist primarily of personnel costs, materials, supplies, and overhead costs. We expense all contract research and development costs, including costs to be subsequently reimbursed under development contracts, in the periods in which they are incurred. Our costs of contract research and development revenues will fluctuate depending on the timing and stage of our various partner programs. In certain cases, contract research and development costs exceed contract research and development revenues, either due to timing differences between expenses and revenues or due to the nature of the underlying contracts. We enter into certain research and development arrangements that we do not expect to be profitable because we expect the long-term benefits of those arrangements to outweigh the short-term costs. Furthermore, we have entered, and expect to continue to enter, into other research and development arrangements in which we will share the costs of development (co-development) with our partners, resulting in our costs significantly exceeding our revenues on such projects.

Research and Development Expenses—Research and development expenses include costs incurred to develop our proprietary products using our transdermal drug delivery technologies. These costs consist of personnel costs, materials and supplies, overhead and facility costs, preclinical and nonclinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in future periods as we continue to invest in research and development activities related to clinical development of our proprietary pipeline, as well as other future development programs.  For further discussion, see “—Results of Operations.”

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

Results of Operations

Comparison of Fiscal 2016 and 2015

	Year Ended
	September 30,		Change
(In thousands, except percentages)	2016	2015	$	%
Revenues:
Product revenues	$25,362	$26,514	$(1,152)	(4)%
Contract research and development revenues	5,420	12,721	(7,301)	(57)%
Other revenues	2,241	1,686	555	33%
Total revenues	33,023	40,921	(7,898)	(19)%
Costs and operating expenses:				December 31, 1899
Cost of product revenues	17,346	17,608	(262)	(1)%
Cost of contract research and development revenues	10,674	16,064	(5,390)	(34)%
Research and development expenses	21,687	16,454	5,233	32%
General and administrative expenses	11,566	11,185	381	3%
Amortization of intangible assets	659	622	37	6%
Loss on disposal and sale and leaseback of equipment	15	12	3	25%
Total costs and operating expenses	61,947	61,945	2	—%
Loss from operations	(28,924)	(21,024)	(7,900)	(38)%
Interest income	171	23	148	643%
Interest expense	(7,947)	(7,446)	(501)	(7)%
Loss before income taxes	(36,700)	(28,447)	(8,253)	(29)%
Income tax expense	3	3	—	—%
Net loss and comprehensive loss	$(36,703)	$(28,450)	$(8,253)	(29)%

Revenues

Product revenues decreased $1.2 million, or 4%, in fiscal 2016 compared to fiscal 2015 primarily as a result of a $2.7 million decrease in Fentanyl TDS product revenues resulting from a decline in units ordered and shipped, as well as changes to our product pricing and the elimination of royalties on purchase orders placed after June 2015, in accordance with the June 2015 amendment to our agreements with Par. The decrease in product revenue was partially offset by a $1.6 million increase in product revenues from P&G, reflecting increased demand for established products and the introduction of a new product in fiscal 2016.

Contract research and development revenues decreased $7.3 million, or 57%, in fiscal 2016 compared to fiscal 2015, primarily as a result of fewer products in development, including a $3.5 million decrease in revenues related to development of a new product that was discontinued in 2015 by our partner, a $2.2 million decrease in revenues related to our co-development programs, one of which was discontinued in 2015 by our partner, a $1.0 million decrease in revenues related to development activities for a currently-marketed product, and a $0.5 million decrease in revenues related to a new product development program for an existing partner.

Other revenues increased $0.6 million, or 33%, in fiscal 2016 compared to fiscal 2015.  The increase in other revenues was primarily a result of a $1.1 million milestone payment received during fiscal 2016 from P&G for the U.S. commercial launch approval of a product that we developed.  In fiscal 2015, we received a $0.5 million milestone payment for the commercial launch of the same product outside the United States.

Cost of Product Revenues

Cost of product revenues decreased $0.3 million, or 1%, in fiscal 2016 compared to fiscal 2015, primarily as a result of the corresponding decrease in product revenues. While cost of product revenues decreased 1% in fiscal 2016 compared to fiscal 2015, product revenues decreased 4% over the same period.  The larger percentage decrease in revenues is the result of declining royalties and profit sharing for which there are no corresponding costs.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues decreased $5.4 million, or 34%, in fiscal 2016 compared to fiscal 2015, primarily due to a $3.6 million decrease related to our development programs with a partner, one of which was discontinued by the partner in fiscal 2015, a $1.1 million decrease related to our co-development programs, one of which was discontinued in fiscal 2015, a $1.0 million decrease in costs related to the Twirla program, and a $0.5 million decrease related to development activities for an existing product, partially offset by a $0.8 million increase related to our various MicroCor feasibility programs.  While contract research and development revenues in fiscal 2016 decreased 57% from fiscal 2015, cost of contract research and development revenues decreased 34%. The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in others. This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and, during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

Research and Development Expenses

Research and development expenses increased $5.2 million, or 32%, in fiscal 2016 compared to fiscal 2015. This increase was primarily the result of a $9.6 million increase in research and development funding of our Alzheimer’s programs as we advanced several optimized formulation candidates through preclinical evaluation, and conducted several Phase 1 clinical studies for both Donepezil TDS and Memantine TDS.  This increase was partially offset by a $4.4 million decrease in research and development spending on the MicroCor PTH and MicroCor-related projects as a result of completing the MicroCor PTH Phase 2a clinical study during fiscal 2015, and our decision to prioritize our proprietary research and development investment in our two Alzheimer’s programs.

General and Administrative Expenses

General and administrative expenses increased $0.4 million, or 3%, in fiscal 2016 compared to fiscal 2015, primarily as a result of an increase of $0.6 million in stock-based compensation expense, as we continued to issue stock options to employees and directors, and an increase of $0.3 million in salaries and benefits, primarily related to costs associated with new employees.  These increases in general and administrative expenses were partially offset by a decrease of $0.7 million in incentive compensation expense.

Interest Expense

Interest expense increased $0.5 million, or 7%, in fiscal 2016 compared to fiscal 2015, primarily due to the additional $10.0 million borrowed under our amended term loan facility with CRG in December 2014, and as we continued to increase the outstanding principal on the term loan as we continued to convert a portion of the interest due into additional PIK notes.

Comparison of Fiscal 2015 and 2014

	Year Ended
	September 30,		Change
(In thousands, except percentages)	2015	2014	$	%
Revenues:
Product revenues	$26,514	$32,202	$(5,688)	(18)%
Contract research and development revenues	12,721	9,026	3,695	41%
Other revenues	1,686	1,212	474	39%
Total revenues	40,921	42,440	1,519	(4)%
Costs and operating expenses:				December 31, 1899
Cost of product revenues	17,608	20,204	(2,596)	(13)%
Cost of contract research and development revenues	16,064	15,391	673	4%
Research and development expenses	16,454	7,365	9,089	123%
General and administrative expenses	11,185	9,095	2,090	23%
Amortization of intangible assets	622	547	75	14%
(Gain)/loss on disposal and sale and leaseback of equipment	12	(112)	124	(111)%
Total costs and operating expenses	61,945	52,490	9,455	18%
Loss from operations	(21,024)	(10,050)	(10,974)	109%
Interest income	23	7	16	229%
Interest expense	(7,446)	(6,961)	(485)	7%
Change in fair value of preferred stock warrant liability	—	(274)	274	nm %
Change in fair value of subordinated note embedded derivative liability	—	7,367	(7,367)	nm %
Loss before income taxes	(28,447)	(9,911)	(18,536)	187%
Income tax expense	3	1	2	200%
Net loss and comprehensive loss	$(28,450)	$(9,912)	$(18,538)	187%

Revenues

Product revenues decreased $5.7 million, or 18%, in fiscal 2015 compared to fiscal 2014 primarily as a result of a $4.0 million decrease in product revenues from Clonidine TDS due to an additional competitor entering the market in the second half of fiscal 2014, which adversely impacted Teva’s market share and pricing and indirectly reduced our profit sharing revenues as a result. Additionally, Fentanyl TDS product revenues decreased $2.6 million, as a result of increased competition in the market and a corresponding loss of market share, and corresponding lower production volumes in fiscal 2015, an amendment to the agreements which affected product pricing, as well as the one-time recognition in fiscal 2014 of $1.8 million of non‑cash product revenues related to the expiration of a contractual liability, which had previously been deferred since 2007. These decreases were partially offset by a $0.9 million increase in product revenues from P&G, reflecting increased demand for established products and the introduction of a new product in fiscal 2015. Overall, the decrease in product revenues primarily reflects a decline in the volume of units produced and shipped and, in the case of Clonidine TDS, Teva’s market pricing decisions, rather than a reduction in our transfer pricing to our partners.

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

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006 and have an accumulated deficit of $167.5 million as of September 30, 2016. We have financed the operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

We believe that our existing cash and cash equivalents will not be sufficient to fund operations as currently planned through the next 12 months, which raises substantial doubt about our ability to continue as a going concern. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations.  Management intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

We are currently in compliance with the covenants under our term loan agreement with CRG based on our current forecast estimates and expectations. However, we anticipate that our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through fiscal 2017, or beyond. Failure to meet this covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $51.1 million, plus penalties, to be immediately due and payable to CRG. We do not currently have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

The financial statements as of September 30, 2016 have been prepared under the assumption that we will continue as a going concern for the next 12 months.  Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring and continuing losses from operations, the potential to not satisfy one of our financial covenants, and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity and/or debt financing, secure new sources of revenue, generate operating efficiencies, and reduce expenditures.  The financial statements as of September 30, 2016 did not include any adjustments that might result from the outcome of this uncertainty.

Description of Certain Indebtedness

We have several credit facilities under which we have borrowed funds, including a term loan with CRG, capital leases for equipment purchases, and notes payable to lessors for tenant improvements to our leased facilities. As of September 30, 2016, we were in compliance with all covenants under each of these credit facilities.

Our $35.0 million term loan agreement with CRG was amended in November 2014 to increase the principal amount of the term loan to $45.0 million, excluding all then-current and future PIK notes.  The amended agreement extended the interest-only period to June 30, 2018, and continues to require that cash interest be paid quarterly at a simple annual rate of 15%, while continuing to permit us to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal, including all then-outstanding PIK notes, into additional PIK notes.  This PIK note option applies to all interest due on or prior to June 30, 2018.  Commencing on September 30,

2018, all then-outstanding principal, including the PIK notes, must be repaid quarterly in four equal installments, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. The agreement has financial covenants, including a minimum annual revenues requirement and a minimum liquidity requirement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement. On December 19, 2016, we and CRG entered into an Amendment Agreement No. 2 (“CRG Amendment #2”) to amend our term loan agreement with CRG. Pursuant to the CRG Amendment #2, we and CRG agreed to amend the minimum annual revenues covenant for the twelve (12) month period ending June 30, 2017 such that we are now required to have minimum annual revenues of $25.0 million for that period in exchange for a fee equal to 1.0% of the aggregate principal amount of all loans and PIKs advanced by CRG to us under the term loan agreement, which will be due upon the loan maturity date of June 30, 2019 or upon the earlier acceleration of the loan pursuant to its terms. Based on the current loan balance and projected PIK borrowings, this fee is expected to be approximately $0.5 million. We have been in continuous compliance with these financial covenants since the inception of the loan. See further discussion of the financial covenants above under “Liquidity and Capital Resources.”

As of September 30, 2016, the principal amount outstanding under the term loan agreement, including all PIK notes, was $51.1 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for a prepayment penalty if we choose to repay principal prior to June 30, 2018, or upon other specified events, including a change of control.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended September 30,
	2016	2015	2014
Cash used by operating activities	$(29,094)	$(20,715)	$(11,351)
Cash used by investing activities	(2,993)	(1,738)	(3,693)
Cash provided (used) by financing activities	(298)	58,276	37,858

Cash Flows from Operating Activities

Cash used by operating activities for fiscal 2016 was $29.1 million, which was primarily driven by our net loss of $36.7 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $8.0 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under “—Results of Operations—Comparison of Fiscal 2016 and Fiscal 2015—General and Administrative Expenses.” The $0.4 million in use of cash from net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

a $1.2 million use of cash, resulting primarily from a decrease in accounts payable primarily resulting from the lower level of production of commercial products as of September 30, 2016 compared to September 30, 2015 and a reduction in unpaid research and development expenses related to clinical trials activity as of September 30, 2016 compared to September 30, 2015; and

•	a $0.7 million use of cash, resulting from a decrease in the recall liability, reflecting the ongoing payments made on a quarterly basis to reduce this liability; partially offset by:
•

$0.5 million in cash provided by a decrease in unbilled accounts receivable, primarily related to increased collection of unbilled accounts receivable as of September 30, 2015 compared to September 30, 2016;

•

$0.5 million in cash provided by a decrease in inventory levels as of September 30, 2016 compared to September 30, 2015 due primarily to the lower level of production of Fentanyl TDS in the fourth quarter of fiscal 2016, compared to the same period in fiscal 2015;

•

$0.2 million in cash provided from an increase in accrued expenses and other current liabilities, resulting primarily from increases in expenses related to the higher level of clinical trial expenses accrued but not paid as of September 30, 2016, and a cost-true up credit related to Clonidine TDS; and

•

$0.2 million in cash provided primarily from an increase in deferred contract revenues as a result of the receipt of upfront partner payments related to future contract research and development activities.

Cash used by operating activities for fiscal 2015 was $20.7 million, and was primarily driven by our net loss of $28.5 million. We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $7.2 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under “—Results of Operations—Comparison of Fiscal 2015 and Fiscal 2014—General and Administrative Expenses.” The $0.5 million in cash provided from net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

$1.4 million in cash provided by an increase in accounts payable resulting from the higher level of research and development expenses, including clinical trial costs incurred but not paid as of September 30, 2015; and

•

$0.6 million in cash provided by a decrease in unbilled accounts receivable, primarily as a result of a decrease in royalty and profit sharing revenues related to the lower level of royalties and profit sharing for the quarter ended September 30, 2015; partially offset by:

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

Cash used by operating activities for fiscal 2014 was $11.4 million and was primarily driven by our net loss of $9.9 million. Depreciation, amortization, stock-based compensation, change in fair value of subordinated debt embedded derivative liability and other non-cash expenses, totaling $0.5 million, were consistent with normal operations other than the change in fair value of the subordinated debt embedded derivative liability, as discussed above under “Change in Fair Value of Subordinated Note Embedded Derivative Liability.” The $0.9 million in use of cash from net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

a $2.0 million use of cash resulting primarily from a decrease in deferred contract revenues, driven by the $1.8 million non‑cash revenue recognized on expiration of a contractual liability on September 30, 2014, as more fully described above;

•	a $1.1 million use of cash resulting primarily from a decrease in the recall liability, reflecting the ongoing payments made on a quarterly basis to reduce this liability; and
•	a $1.0 million use of cash resulting primarily from an increase in accounts receivable driven by higher levels of billings for fiscal 2014 compared to fiscal 2013; partially offset by:
•	$1.9 million in cash provided by a decrease in inventories primarily due to unusually low levels of inventory as of September 30, 2014;

•

$0.8 million in cash provided by an increase in accrued expenses and other liabilities resulting from increases in expenses accrued for incentive compensation, other personnel-related costs and warranty liability; and

•	$0.7 million in cash provided by an increase in accounts payable resulting primarily from increased research and development activities in fiscal 2014 compared to fiscal 2013.

Cash Flows from Investing Activities

Cash used by investing activities for fiscal 2016 was $3.0 million, consisting primarily of capital expenditures of $1.4 million for equipment and leasehold improvements to support operations, an increase of $0.7 million in restricted cash associated with the letter of credit issued to a former landlord pursuant to a lease agreement intended to replace the Company’s current headquarters, and payments of $0.9 million relating to payment for patent and licensing rights.

Cash used in investing activities for fiscal 2015 was $1.7 million, consisting primarily of capital expenditures of $1.0 million for equipment and leasehold improvements to support operations, and payments of $0.8 million relating to the acquisition of patent and licensing rights.

Cash used in investing activities for fiscal 2014 was $3.7 million, consisting primarily of capital expenditures of $3.2 million for equipment to support operations and payments of $0.6 million relating to the acquisition of patents and licensing rights, offset by $0.1 million in cash received upon repayment of a related‑party note receivable.

For fiscal 2017, we expect to invest approximately $2.4 million in capital equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash used by financing activities for fiscal 2016 was $0.3 million, consisting primarily of a $0.2 million use of cash for payment of transaction costs associated with an amendment of the term loan agreement with CRG and a $0.8 million use of cash for payments on capital lease obligations.  The use of cash was partially offset by $0.5 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP and by $0.3 million provided from the exercise of stock options.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2016 (in thousands):

	Payments Due by Period
	Less Than			More Than
Contractual Obligations:	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
Total debt obligations	$77	$51,228	$110	$215	$51,630
Interest on total debt obligations	7,913	11,316	51	13	19,293
Operating lease obligations	1,388	2,758	2,038	2,370	8,554
Capital lease obligations	72	—	—	—	72
Total contractual obligations	$9,450	$65,302	$2,199	$2,598	$79,549

The table above excludes a recall liability of $2.3 million as of September 30, 2016 relating to a settlement reached with Actavis related to Fentanyl TDS. For further details, see Note 14 to our annual audited financial statements.

As of September 30, 2016, we had outstanding commitments to acquire $0.6 million of capital equipment.

On February 12, 2016, we entered into a 10-year lease agreement for facilities in Fremont, California, which was intended to replace our current headquarters in Menlo Park, California. On July 29, 2016, we exercised our termination right under Section 4.2 of the lease by providing the landlord with written notice to terminate the lease agreement effective immediately. On September 23, 2016, the landlord initiated legal proceedings seeking full enforcement of the lease. For further details, see Item 3 of this Annual Report entitled “Legal Proceedings” and also Note 9 to our financial statements.

On May 10, 2016, we entered into a lease amendment with 4741 Talon Court L.L.C., which amends the lease agreement dated April 30, 2012, for our warehouse facility in Grand Rapids, Michigan, located at 4741 Talon Court SE. Among other things, the lease amendment extends the lease term until April 30, 2019.

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

All of our revenues are primarily derived from entities located in the United States and all long‑lived assets are located in the United States.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable at the time these estimates and judgments are made. In many instances, we could have reasonably used different accounting estimates or underlying assumptions, and changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Revenue Recognition

We generate revenues from agreements for the development and commercialization of our products. The terms of these agreements may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, milestone payments, product sales, and profit sharing and royalties on partners’ product sales of products that we manufacture on their behalf. Where applicable, multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. This determination is generally based on whether any deliverable has stand‑alone value to the counterparty. This analysis also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting is based on vendor‑specific objective evidence, if available, third‑party evidence if vendor‑specific objective evidence is not available, or estimated selling price if neither vendor‑specific nor third‑party evidence is available.

We recognize revenues when the following criteria are met: persuasive evidence of a sales or service arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. During fiscal 2016, 2015 and 2014 we recognized revenues from the sale of products, related royalties and profit sharing on our partners’ sales of our products, as well as, from contract research and development activities, and from other revenues.

Product revenues made up a majority of our total revenues during fiscal 2016, 2015 and 2014, comprising 77%, 65% and 76% of total revenues. Product revenues consist of product sales to our partners, royalties and profit sharing from products that have been sold by our marketing partners.

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

Typically, we have not granted licenses to partners at the beginning of our development arrangements and, thus, there are no delivered items separate from the research and development services provided. As such, upfront payments are recorded as deferred contract revenues in the balance sheet and are recognized as contract research and development revenues over the estimated period of performance that is consistent with the terms of the research and development obligations contained in the respective agreements.

We generally recognize revenues related to research and development funding received as the related services or activities are performed in accordance with the contract terms. To the extent that agreements specify services are to be performed on a cost‑plus basis, revenues are recognized as services are rendered. Such work is generally billed on a monthly basis for time incurred at specified rates in the agreements. To the extent that agreements specify services to be performed on a fixed‑price basis, revenues are recognized consistent with the pattern of the work performed. Many of the agreements provide for reimbursement to us of our third‑party expenses, and we bill for such reimbursable expenses as revenues as they are incurred.

We use the milestone method for recognizing revenues in agreements with contingent payments. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.

Impairment of Long‑Lived Assets

We assess the impairment of long‑lived assets, such as property and equipment and intangible assets, subject to depreciation and amortization, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Among the factors and circumstances we considered in determining recoverability are: (i) a significant adverse change in the extent to which, or manner in which, a long‑lived asset is being used or in its physical condition; (ii) a significant adverse change in legal factors or in the business climate that could affect the value of a long‑lived asset, including an adverse action or assessment by a regulator; (iii) an accumulation of costs significantly in excess of the amount originally expected; and (iv) current‑period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long‑lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We did not record an impairment loss during fiscal 2016, 2015 or 2014.

Stock‑Based Compensation

Stock‑based compensation expense is measured based on the grant‑date fair value of the stock‑based awards made to employees and directors, including employee stock options, restricted stock units and employee stock purchases related to the employee stock purchase plan. We estimated the fair value of each employee stock-based award on the date of grant using the Black‑Scholes option‑pricing model. We recognize compensation costs for all employee stock‑based compensation awards that are expected to vest over the requisite service period of the awards, which is generally the awards’ vesting period. These amounts related to stock options are reduced by an estimated forfeiture rate.

The Black‑Scholes option‑pricing model requires the use of assumptions, some of which are highly subjective and complex. The assumptions used for stock options include:

•

Expected term.  The expected term represents the period that our stock‑based awards are expected to be outstanding before exercise or cancellation. As our historical share exercise experience did not provide a reasonable basis upon which to estimate expected term because of a lack of sufficient data points, we estimated the expected term by using the midpoint between the vesting commencement date and the contractual expiration period of the stock-based award;

•	Risk‑free interest rate. The risk‑free interest rate is based on the constant maturity yields of U.S. Treasury notes with remaining maturities similar to the expected term;
•

Expected volatility.  Because we have limited information on the volatility of our common stock due to limited historical data regarding the volatility of our common stock, the expected volatility used is based on volatility of a group of comparable publicly-traded companies. In evaluating comparability, we considered factors such as industry, stage of life cycle and size. We will continue to analyze the historical stock price volatility and term assumptions as more historical data for our common stock becomes available; and

•	Expected dividend yield. We have never paid dividends and do not plan to pay dividends in the foreseeable future. Therefore, we use an expected dividend rate of zero in the valuation model.

We recorded stock‑based compensation expense for employee stock options, restricted stock units and employee stock purchases under the Employee Stock Purchase Plan of $3.4 million, $2.7 million and $1.6 million for fiscal 2016, 2015, and 2014. We expect to continue to grant stock options and other equity‑based awards in the future and, to the extent that we do, our stock‑based compensation expense recognized in future periods will likely increase. Stock‑based compensation expense is classified in the statement of operations and comprehensive loss based on the functional area to which the related recipients belong.

We expect to recognize stock-based compensation expense totaling approximately $4.9 million for grants made prior to September 30, 2016, over fiscal years 2017, 2018, 2019 and 2020. In future periods, our stock‑based compensation expense is expected to increase as a result of our existing unrecognized stock‑based compensation and as we issue additional stock‑based awards to continue to attract and retain employees.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)” (“ASU 2014-09”). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public companies and permits the use of either the retrospective or cumulative effect transition method, with early adoption permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which further clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which addresses narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition and provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. We are evaluating the effect, if any, these ASUs may have on our future financial position, results of operations and cash flows.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. We early adopted the provisions of ASU 2014-15 as of September 30, 2016.

In April 2015, Financial Accounting Standards Board issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This ASU requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than an asset.  We early adopted the provisions of ASU 2015-03 as of September 30, 2016, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $0.5 million of unamortized debt issuance costs related to the term loan agreement from debt financing costs, net, to long-term debt within our balance sheets as of September 30, 2016 and 2015.  Other than the reclassification, the adoption of ASU 2015-03 did not have an impact on our financial position, results of operations and cash flows.

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU applies to inventory that is measured using first-in, first-out or average cost.  Inventory within the scope of this update is required to be recorded at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.  This ASU is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim periods thereafter; early adoption is permitted.  The adoption of this standard is not expected to have a material impact on our financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. Our operating leases are summarized in Note 9 to our audited financial statements. We are evaluating the effect, if any, this ASU may have on our future financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for annual periods beginning after December 15, 2016; early adoption is permitted. We are evaluating the effect, if any, this ASU may have on our future financial position, results of operations and cash flows.

In November 2016, the Financial Accounting Standards Board issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires an entity to include amounts deemed to be restricted cash and restricted cash equivalents in its cash and cash equivalent balances in the statement of cash flows and a reconciliation between the balance sheet and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents.  The ASU requires changes in restricted cash and restricted cash equivalents that result from transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows.  The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017; early adoption is permitted. The provisions of this ASU are to be applied retrospectively to all periods presented.  The adoption of this standard is not expected to have a material impact on our cash flows

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $39.8 million as of September 30, 2016. Our cash and cash equivalents are held in a variety of interest‑earning instruments, including money market funds. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding long-term debt of $51.6 million as of September 30, 2016, of which $0.1 million was due within 12 months. The interest rate of our borrowings under the term loan agreement with CRG is fixed. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORIUM INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Corium International, Inc.:

We have audited the accompanying balance sheets of Corium International, Inc. (the "Company") as of September 30, 2016 and 2015, and the related statements of operations and comprehensive loss, convertible preferred stock, redeemable common stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Corium International, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring and continuing losses from operations, the potential to not satisfy one of the Company’s financial covenants, and its need to obtain additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

December 20, 2016

CORIUM INTERNATIONAL, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of September 30,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$39,833	$72,218
Accounts receivable	4,336	4,461
Unbilled accounts receivable	346	812
Inventories	2,424	2,902
Prepaid expenses and other current assets	1,341	1,367
Total current assets	48,280	81,760
Restricted cash	666	—
Property and equipment, net	11,147	11,593
Intangible assets, net	7,057	6,854
TOTAL ASSETS	$67,150	$100,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,737	$3,952
Accrued expenses and other current liabilities	4,271	4,091
Long-term debt, current portion	77	57
Capital lease obligations, current portion	72	820
Recall liability, current portion	460	760
Deferred contract revenues, current portion	355	134
Total current liabilities	7,972	9,814
Long-term debt, net of current portion	50,966	49,270
Capital lease obligations, net of current portion	—	72
Recall liability, net of current portion	1,859	2,229
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	64,297	64,885
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 22,391,631 and 22,160,991 shares issued and outstanding as of September 30, 2016 and 2015	22	22
Additional paid-in capital	170,319	166,085
Accumulated deficit	(167,488)	(130,785)
Total stockholders’ equity	2,853	35,322
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,150	$100,207

The accompanying notes are an integral part of these financial statements.

CORIUM INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended September 30,
	2016	2015	2014
Revenues:
Product revenues	$25,362	$26,514	$32,202
Contract research and development revenues	5,420	12,721	9,026
Other revenues	2,241	1,686	1,212
Total revenues	33,023	40,921	42,440
Costs and operating expenses:
Cost of product revenues	17,346	17,608	20,204
Cost of contract research and development revenues	10,674	16,064	15,391
Research and development expenses	21,687	16,454	7,365
General and administrative expenses	11,566	11,185	9,095
Amortization of intangible assets	659	622	547
(Gain) / loss on disposal of equipment	15	12	(112)
Total costs and operating expenses	61,947	61,945	52,490
Loss from operations	(28,924)	(21,024)	(10,050)
Interest income	171	23	7
Interest expense	(7,947)	(7,446)	(6,961)
Change in fair value of preferred stock warrant liability	—	—	(274)
Change in fair value of subordinated note embedded derivative liability	—	—	7,367
Loss before income taxes	(36,700)	(28,447)	(9,911)
Income tax expense	3	3	1
Net loss and comprehensive loss	$(36,703)	$(28,450)	$(9,912)
Net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(1.52)	$(0.99)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,282,599	18,709,292	10,043,640

The accompanying notes are an integral part of these financial statements.

CORIUM INTERNATIONAL, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

									Total
	Convertible Preferred		Redeemable				Additional		Stockholders’
	Stock		Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - September 30, 2013	36,034,900	57,261	347,945	3,224	1,881,177	$2	$(26,679)	$(92,423)	$(119,100)
Decrease in equity associated with modification of subordinated debt	—	—	—	—	—	—	(3,485)	—	(3,485)
Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	—	—	6,874,997	7	48,452	—	48,459
Conversion of convertible preferred stock to common stock in connection with initial public offering	(36,034,900)	(57,261)	—	—	3,567,807	4	57,257	—	57,261
Issuance of common stock in connection with conversion of convertible debt	—	—	—	—	2,036,555	2	19,367	—	19,369
Issuance of common stock upon conversion of subordinated debt in connection with the recapitalization transaction	—	—	—	—	3,387,146	3	19,234	—	19,237
Issuance of common stock upon net exercise of preferred stock warrants and related extinguishment of preferred stock warrant liability	—	—	—	—	1,191	—	310	—	310
Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	970,249	1	(1)	—	—
Repurchase of redeemable common stock and common stock from founders in connection with initial public offering	—	—	(347,945)	(3,224)	(729,864)	(1)	(2,001)	—	(2,002)
Issuance of common stock upon exercise of stock options	—	—	—	—	14,650	—	34	—	34
Stock-based compensation expense	—	—	—	—	—	—	1,629	—	1,629
Aggregate fractional shares cancelled in connection with reverse stock split	—	—	—	—	(25)	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	(9,912)	(9,912)
Balance - September 30, 2014	—	—	—	—	18,003,883	18	114,117	(102,335)	11,800
Issuance of common stock in connection with public offering, net of issuance costs	—	—	—	—	4,000,000	4	48,639	—	48,643
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	119,465	—	570	—	570
Issuance of common stock upon exercise of stock options	—	—	—	—	16,934	—	44	—	44
Issuance of common stock upon net exercise of common stock warrants	—	—	—	—	12,591	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	—	—	—	—	8,118	—	1	—	1
Stock-based compensation expense	—	—	—	—	—	—	2,714	—	2,714
Net loss and comprehensive loss	—	—	—	—	—	—	—	(28,450)	(28,450)
Balance - September 30, 2015	—	—	—	—	22,160,991	22	166,085	(130,785)	35,322
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	126,471	—	488	—	488
Issuance of common stock upon exercise of stock options	—	—	—	—	104,169	—	311	—	311
Stock-based compensation expense	—	—	—	—	—	—	3,435	—	3,435
Net loss and comprehensive loss	—	—	—	—	—	—	—	(36,703)	(36,703)
Balance - September 30, 2016	—	$—	—	$—	22,391,631	$22	$170,319	$(167,488)	$2,853

The accompanying notes are an integral part of these financial statements

CORIUM INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(36,703)	$(28,450)	$(9,912)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	1,855	2,015	2,230
(Gain) / loss on disposal of equipment	15	12	(112)
Amortization of premium on modification of subordinated note	—	—	(292)
Change in fair value of preferred stock warrant liability	—	—	274
Change in fair value of subordinated debt embedded derivative liability	—	—	(7,367)
Amortization of intangible assets	659	622	547
Noncash amortized debt issue costs on long-term debt and capital leases	208	167	331
Noncash amortized discount on long-term debt and capital leases	21	23	128
Stock-based compensation expense	3,435	2,714	1,629
Issuance of payment-in-kind notes in lieu of cash interest payments	1,780	1,652	1,305
Interest expense on convertible and subordinated notes converted to common stock	—	—	823
Changes in operating assets and liabilities:
Accounts receivable	125	(293)	(1,039)
Unbilled accounts receivable	466	573	110
Inventories	478	(310)	1,916
Prepaid expenses and other current assets	26	(75)	(255)
Accounts payable	(1,190)	1,440	700
Accrued expenses and other current liabilities	180	83	753
Deferred contract revenues	221	(167)	(1,998)
Recall liability	(670)	(721)	(1,122)
Net cash used by operating activities	(29,094)	(20,715)	(11,351)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,449)	(973)	(3,221)
Proceeds from sale of equipment	—	11	12
Proceeds from repayment of notes receivable — related parties	—	—	100
Payments for patents and licensing rights	(878)	(776)	(584)
Change in restricted cash	(666)	—	—
Net cash used by investing activities	(2,993)	(1,738)	(3,693)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	—	48,643	48,459
Repurchase of redeemable common stock from founders	—	—	(5,225)
Proceeds from issuance of long-term debt	—	10,000	—
Payment of transaction costs associated with issuance of long-term debt	(200)	(150)	—
Principal payments on long-term debt	(72)	(67)	(484)
Principal payments on capital lease obligations	(825)	(765)	(1,054)
Borrowings on bank line of credit	—	—	1,298
Payments on bank line of credit	—	—	(5,170)
Proceeds from exercise of stock options	311	44	34
Proceeds from exercise of common stock warrants	—	1	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	488	570	—
Net cash provided (used) by financing activities	(298)	58,276	37,858
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,385)	35,823	22,814
CASH AND CASH EQUIVALENTS — Beginning of period	72,218	36,395	13,581
CASH AND CASH EQUIVALENTS — End of period	$39,833	$72,218	$36,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,938	$5,604	$4,669
Cash paid for income taxes	$3	$2	$2
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$173	$198	$198
Decrease in equity due to premium associated with modification of subordinated debt	$—	$—	$3,485
Conversion of convertible preferred stock to common stock	$—	$—	$57,261
Issuance of common stock upon conversion of subordinated debt	$—	$—	$19,237
Issuance of common stock upon conversion of convertible debt	$—	$—	$19,369
Issuance of common stock upon net exercise of preferred stock warrants	$—	$—	$834

The accompanying notes are an integral part of these financial statements.

CORIUM INTERNATIONAL, INC.

Notes to the Financial Statements

1.  Organization, Description of Business, and Summary of Significant Accounting Policies

Organization

Corium International, Inc., a Delaware corporation (the "Company"), is a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage the Company’s broad experience with advanced transdermal and transmucosal delivery systems.

In the normal course of business, the Company enters into collaborative agreements with partners to develop and manufacture products based on the Company's drug delivery technologies and product development expertise. Revenues consist of net sales of products manufactured, royalties and profit-sharing payments based on sales of such products by partners, and product development fees for research and development activities under collaboration agreements with partners. The Company is also engaged in the research and development of its own proprietary transdermal drug delivery products using its Corplex and MicroCor technologies.

The Company's fiscal year ends on September 30. References to "fiscal" refer to the years ended September 30.

Basis of Presentation

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity

With the exception of fiscal 2013, the Company has incurred losses from operations since fiscal 2006 and has an accumulated deficit of $167.5 million as of September 30, 2016. The Company has financed the operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

The Company believes that the existing cash and cash equivalents will not be sufficient to fund operations as currently planned through the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations.  Management intends to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements with partners, or through other sources of financing. In the event that additional financing is required from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of the Company’s business plans, and its business, operating results and financial condition would be adversely affected.

The Company is currently in compliance with the covenants under the Company’s term loan agreement with CRG, a structured debt and equity investment management firm, based on the Company’s current forecast estimates and expectations. However, the Company anticipates that its current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through fiscal 2017, or beyond. Failure to meet this covenant would be considered an event of default on the Company’s debt obligation, and could result in the acceleration of the Company’s existing indebtedness, causing the outstanding principal of approximately $51.1 million, plus penalties, to be immediately due and payable to CRG. The Company does not currently have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The financial statements as of September 30, 2016 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months.  The Company’s independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to the Company’s recurring and continuing losses from operations, the potential to not satisfy one of the Company’s financial covenants, and expressing substantial doubt in the Company’s ability to continue as a going concern without additional capital becoming available. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity and/or debt financing, secure new sources of revenue, generate operating efficiencies, and reduce expenditures.  The financial statements as of September 30, 2016 did not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

Estimates and assumptions are required to be used by management in the preparation of financial statements in conformity with U.S. GAAP that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of operating revenues and operating expenses during the reporting period. Those estimates and assumptions affect revenue recognition, deferred revenues, impairment of long-lived assets, determination of fair value of stock-based awards and other debt- and equity- related instruments, accounting for clinical trial expenses and accounting for income taxes. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

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

In fiscal 2016 and 2015, three partners accounted for 80% and 82% of the Company’s revenues. In fiscal 2014, four partners accounted for 95% of the Company's revenues. Four partners accounted for 84% of accounts receivable as of September 30, 2016 and three partners accounted for 84% of accounts receivable as of September 30, 2015.

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

Revenue related to multiple element arrangements are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. This determination is generally based on whether any deliverable has stand-alone value to the partner. This analysis also establishes a selling price hierarchy for determining how to allocate arrangement consideration to identified units of accounting. The selling price used for each unit of accounting is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. Typically, the Company has not granted licenses to partners at the beginning of its arrangements and, thus, there are no delivered items separate from the research and development services provided. As such, upfront payments are recorded as deferred contract revenues in the balance sheet and are recognized as contract research and development revenues over the estimated period of performance that is consistent with the terms of the research and development obligations contained in the agreement. The Company periodically reviews the estimated period of performance based on the progress made under each arrangement.

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

The arrangements may include contractual milestones, which relate to the achievement of pre-specified research, development, regulatory and commercialization events. The milestone events contained in the Company's arrangements coincide with the progression of the products from research and development, to regulatory approval, and through to commercialization. The process of successfully developing a new product, having it approved from a regulatory perspective and ultimately sold for a profit is highly uncertain. As such, the milestone payments that the Company is eligible to earn from its partners involve a significant degree of risk to achieve. Research and development milestones in the Company's partner arrangements may include the following types of events: completion of pre-clinical research and development work, completion of certain development events and initiation or completion of clinical trials. Regulatory milestones may include the filing of regulatory applications with the Food and Drug Administration and approval of such regulatory applications. Commercialization milestones generally relate to product launch. The Company recognizes milestone payments in their entirety in the period in which the milestone is achieved.

Upon commercialization, revenues are generated from product sales, royalties and profit sharing. Product sales are generally recognized as products are shipped and title and risk of loss pass to the partner. Royalties and profit sharing are generally recognized when the partners sell the product to their customers, which could be in a different accounting period than the period in which the Company sold that product to its partner, and are based on a percentage of the partners' net sales of or net profits on the products. Product sales, royalties and profit sharing revenues are presented collectively as product revenues.  Royalties and profit sharing totaled $2.0 million, $2.3 million and $6.7 million for fiscal 2016, 2015 and 2014.

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

Clinical Trial Accruals

Clinical trial costs are a component of research and development expenses.  The Company estimates clinical trial expenses as of each balance sheet date based on the facts and circumstances known to the Company at that time. The Company accrues clinical trial expenses based on estimates of work performed by our clinical research organizations and clinical sites, the value of which relies on estimates of the cost of such actual work completed. The Company’s clinical trial accrual is dependent, in part, upon the receipt of timely and accurate reporting from the clinical research organizations and other third-party vendors.

Nonrefundable advance payments for services that will be used or rendered in future clinical trial activities are deferred and recognized as expense in the period that the related services are performed.

Stock-Based Compensation

The Company accounts for stock-based compensation for all share-based awards made to employees and directors, including employee stock options, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan, by measuring the cost of awards of equity instruments based on the grant-date fair value of the award.

The Company determines the fair value of stock options using the Black-Scholes option-pricing model (the "Black-Scholes model"). The Black-Scholes model for stock options incorporates certain assumptions as follows:

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

Expected Volatility — Because the Company has limited information on the volatility of its common stock due to limited historical data regarding the volatility of its common stock, the expected volatility used is based on volatility of a group of comparable publicly-traded companies. In evaluating comparability, the Company considered factors such as industry, stage of life cycle and size. The Company will continue to analyze the historical stock price volatility and term assumptions as more historical data for the Company’s common stock becomes available.

Expected Dividend –– The Company has never paid any dividends, does not plan to pay dividends in the foreseeable future, and, therefore, uses an expected dividend rate of zero in the valuation model.

The fair value of restricted stock unit awards is equal to the market value of the Company’s common stock on the date of the grant.

The Company recognizes compensation expense for stock awards for the portion of the share-based awards that are expected to vest. Therefore, the Company applies estimated forfeiture rates derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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

Comprehensive Income (Loss)

During fiscal 2016, 2015 and 2014, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

Net Loss per Share Attributable to Common Stockholders

The Company calculates its basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company's basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of the diluted calculation, options to purchase common stock, unvested restricted stock unit awards, shares authorized under the employee stock purchase plan and common stock warrants are considered common stock equivalents but are excluded from the calculation of diluted net loss per share attributable to common stockholders if their effect is antidilutive and, therefore, basic and diluted net loss per share were the same for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company generally invests funds that are in excess of current needs in high‑credit‑quality instruments, such as money market funds.

Restricted Cash

The Company’s restricted cash consists solely of cash maintained in a separate deposit account used to secure a letter of credit issued by a bank to a former landlord pursuant to a terminated lease agreement. The Company has classified the restricted cash as noncurrent on the balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at invoiced amounts. An allowance for doubtful accounts is established as needed based on a specific assessment of all invoices that remain unpaid following normal partner payment periods. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that the determination is made. The allowance for doubtful accounts was $0 as of September 30, 2016 and 2015.

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

Intangible Assets

Intangible assets consist primarily of the cost of acquired patents, trademarks, and legal costs associated with patent development and contract acquisition costs. These costs are capitalized and amortized on a straight-line basis over the lesser of the estimated economic lives of the patents or the underlying contracts and the remaining legal lives of the patents, which approximates the consumption over the estimated useful lives of the assets, once a patent is granted. The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. No impairment was recorded for fiscal 2016, 2015 or 2014.

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

Convertible Preferred Stock Warrants

Prior to their conversion into common stock on April 8, 2014 in connection with the Company’s IPO, the Company accounted for certain warrants to purchase shares of convertible preferred stock as liabilities at fair value, as it had determined that some of these warrants were derivative instruments because they contained antidilution provisions that protected the holders from certain equity issuances at a price below the original issue price of the underlying security. The Company remeasured these warrants to fair value at each balance sheet date, and recognized any change in the fair value as a change in the warrant liability in its statements of operations and comprehensive loss. The Company estimated the fair value of these warrants at the respective balance sheet dates using the Probability-Weighted Expected

Return Method (“PWERM”), in fiscal 2014. The Company used a number of assumptions to estimate the fair value, including the likelihood of various scenarios, the expected volatility, and the fair value of the underlying stock under each scenario. This liability was reclassified to equity in fiscal 2014 in connection with the Company’s IPO.

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

Reclassifications

The Company reclassified certain balances in the statements of cash flows and Note 3 during fiscal 2016 for prior periods to conform to current presentation.  The reclassifications did not impact total cash flows from operating, investing or financing activities or total inventories.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)” (“ASU 2014-09”). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public companies and permits the use of either the retrospective or cumulative effect transition method, with early adoption permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which further clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which addresses narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition and provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The Company is evaluating the effect, if any, these ASUs may have on the Company’s future financial position, results of operations and cash flows.

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The Company early adopted the provisions of ASU 2014-15 as of September 30, 2016.

In April 2015, Financial Accounting Standards Board issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). This ASU requires debt issuance costs to be presented in the balance sheet as a reduction of the related liability rather than an asset.  The Company early adopted the provisions of ASU 2015-03 as of September 30, 2016, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of $0.5 million of unamortized debt issuance costs related to the term loan agreement from debt financing costs, net, to long-term debt within the Company’s balance sheets as of September 30, 2016 and 2015.  Other than the reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s financial position, results of operations or cash flows.

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU applies to inventory that is measured using first-in, first-out or average cost.  Inventory within the scope of this update is required to be recorded at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.  This ASU is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim periods thereafter; early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company’s operating leases are summarized in Note 9. The Company is evaluating the effect that this ASU will have on the Company’s future financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies U.S. GAAP by requiring, among other things, the following: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes as a financing activity in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016; early adoption is permitted. The Company is evaluating the effect that this ASU will have on the Company’s future financial position, results of operations and cash flows.

In November 2016, the Financial Accounting Standards Board issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires an entity to include amounts deemed to be restricted cash and restricted cash equivalents in its cash and cash equivalent balances in the statement of cash flows and a reconciliation between the balance sheet and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents.  The ASU requires changes in restricted cash and restricted cash equivalents that result from transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows.  The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017; early adoption is permitted. The provisions of this ASU are to be applied retrospectively to all periods presented.  The adoption of this standard is not expected to have a material impact on the Company’s cash flows.

2.  Fair Value Measurements

Financial assets and liabilities are recorded at fair value. Except as noted below, the carrying values of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximated their fair values due to the short period of time to maturity or repayment.

The Company did not have any transfers between Level I, II and III of the fair value hierarchy as of September 30, 2016 and 2015.  The Company’s policy is to determine the need for of transfers between levels at the end of the reporting period when circumstances in the underlying valuation criteria are evaluated for changes requiring transfer between levels.

The Company's financial instruments that are measured at fair value on a recurring basis as of September 30, 2016 and 2015, by level within the fair value hierarchy, are as follows (in thousands):

	As of September 30, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$39,950	$—	$—	$39,950

	As of September 30, 2015
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$71,970	$—	$—	$71,970

The Company did not have Level III liabilities as of September 30, 2016 and 2015.

The carrying values of the Company’s long-term debt reflects the principal amount, adjusted for any unamortized debt issuance costs and discount. The following financial liabilities have carrying values which differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (Level III valuation) (in thousands):

	As of September 30, 2016
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$51,043	$51,649	$606

	As of September 30, 2015
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$49,327	$49,967	$640

3.    Inventories

Inventories consist of the following (in thousands):

	As of September 30,
	2016	2015
Raw materials	$1,307	$1,438
Work in process	411	852
Finished goods	706	612
Total inventories	$2,424	$2,902

4.    Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30,
	2016	2015
Machinery and equipment	$12,246	$11,667
Manufacturing equipment acquired under capital leases	2,266	2,341
Transportation equipment	25	25
Furniture and fixtures	1,187	1,114
Computer equipment and software	689	559
Leasehold improvements	3,998	3,748
Land	210	210
Construction in progress	7,269	7,188
Total property and equipment, gross	27,890	26,852
Accumulated depreciation and amortization	(16,743)	(15,259)
Total property and equipment, net	$11,147	$11,593

The Company recorded depreciation and amortization of property and equipment of $1.9 million, $2.0 million and $2.2 million during fiscal 2016, 2015 and 2014.

5.  Intangible Assets

Intangible assets and related accumulated amortization consist of the following (in thousands):

	As of September 30,
	2016	2015
Cost:
Patents and trademarks	$11,923	$11,045
Contract acquisition costs	1,661	1,666
Other, net	1	17
Total carrying value	13,585	12,728
Accumulated amortization:
Patents and trademarks	(4,979)	(4,348)
Contract acquisition costs	(1,549)	(1,526)
Total accumulated amortization	(6,528)	(5,874)
Total intangible assets, net	$7,057	$6,854

The Company amortizes its intangible assets related to issued patents and trademarks over the estimated useful lives of the patents and trademarks, ranging from 7 to 20 years. Amortization of issued patents and trademarks was $0.6 million, $0.6 million and $0.5 million in fiscal 2016, 2015 and 2014. The Company did not recognize an impairment during fiscal 2016, 2015 or 2014.

The estimated remaining annual amortization expenses for issued patents and trademarks as of September 30, 2016 are as follows (in thousands):

Year Ending September 30:	Amounts
2017	$649
2018	649
2019	647
2020	570
2021	389
Thereafter	938
Total	$3,842

Patents in process included in intangible assets were $3.1 million and $2.6 million during fiscal 2016 and 2015.

The Company amortizes its intangible assets related to contract acquisition costs over their estimated useful lives, ranging from 4 to 15 years. Amortization of contract acquisition costs was $29,000 in fiscal 2016, 2015 and 2014.

The estimated remaining annual amortization expense for contract acquisition cost as of September 30, 2016 are as follows (in thousands):

Year Ending September 30:	Amounts
2017	$29
2018	29
2019	29
2020	25
2021	—
Thereafter	—
Total	$112

6.  Notes Receivable — Related Parties

The Company did not have any notes receivable as of September 30, 2016 or 2015. Notes receivable as of September 30, 2013, consisted of an unsecured note payable by one of the executive officers of the Company. The note called for payment of one-half of the principal and accrued interest on December 28, 2015 and the remaining principal and interest on June 28, 2018. The note accrued interest at 1% below the prime rate, adjusted as of January 1 each year (an effective rate of 2.25% at September 30, 2013). The Company recognized less than $1,000 of related party interest income from this note in fiscal 2014.   The note was repaid in full in March 2014.

7.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,
	2016	2015
Vacation	$1,854	$1,978
Bonus	595	1,450
Clinical trial costs	496	33
Payroll	425	316
Employee stock purchase plan	213	235
Other	688	79
Total accrued liabilities and other current liabilities	$4,271	$4,091

8.  Long-Term Debt

The Company’s outstanding long-term debt consists of the following (in thousands):

	As of September 30,
	2016	2015
Term loan agreement expiring June 30, 2019, less unamortized issuance costs of $544 and $537 and unamortized discount of $43 and $58 as of September 30, 2016 and 2015. See terms of the agreement below.	$50,546	$48,758
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due April 2017	34	66
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	463	503
Total	51,043	49,327
Less current portion	77	57
Long-term portion	$50,966	$49,270

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

As of September 30, 2016 and 2015, the Company had converted $6.1 million and $4.4 million of interest into PIK notes, each of which added to the then-outstanding principal, and is included in the principal balances shown as of those dates. As of September 30, 2016, the principal amount outstanding under the term loan agreement, including all PIK notes, was $51.1 million.

The term loan agreement was amended in November 2015 to modify the financial covenants for minimum annual revenues (beginning with the 12 months ended June 30, 2016) and minimum liquidity, with which the Company has been in continuous compliance since the inception of the loan.

Minimum principal payments on the Company's outstanding long-term debt, as of September 30, 2016 were as follows (in thousands):

Year Ending September 30:	Amounts
2017	$77
2018	12,829
2019	38,399
2020	53
2021	57
Thereafter	215
Total minimum principal payments	51,630
Less unamortized debt issuance costs	(544)
Less unamortized discount	(43)
Carrying value of long-term debt	$51,043

Convertible Notes

In 2008 and 2009, the Company issued convertible bridge notes (the “Convertible Notes”) and warrant purchase agreements to several of the then-existing Series C preferred stock investors, whereby the Company raised a total of $20.0 million.  In July 2012, in connection with the closing of the $35.0 million term loan agreement, the Company ratably repaid $10.0 million of principal on the Convertible Notes.

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

9.  Commitments and Contingencies

Capital Leases

Certain manufacturing equipment is accounted for as a capital lease and is included in property and equipment as of September 30, 2016 and 2015.

Future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2016, are $73,000 and are due in October 2016.

Depreciation expense on equipment under capital leases was $0.8 million, $0.8 million and $1.0 million for fiscal 2016, 2015 and 2014.

Operating Leases

The Company conducts certain operations using leased property and equipment. The property and equipment leases require the Company to pay certain property taxes, insurance, and maintenance expenses, and expire on dates ranging through 2025. Total rental expense on operating leases for fiscal 2016, 2015 and 2014 amounted to $1.8 million, $1.8 million and $1.7 million.

Future minimum lease payments under operating leases that had initial or remaining lease terms in excess of one year from September 30, 2016 were as follows (in thousands):

Year Ending September 30,	Amounts
2017	$1,388
2018	1,413
2019	1,345
2020	1,238
2021	800
Thereafter	2,370
Total	$8,554

On February 12, 2016, the Company entered into a lease agreement pursuant to which the Company agreed to lease approximately 48,240 square feet of space in Fremont, California, which was intended to replace the Company’s current headquarters. Subject to certain conditions, the lease agreement provided for a term of ten years. The lease agreement provided for annual base rent of $72,360 per month for the first twelve months, $110,952 per month for the next twelve months with rent increasing by approximately 3% annually thereafter.   In addition, the lease provided that the landlord would reimburse the Company for up to $2.4 million in tenant improvements. On July 29, 2016, the Company exercised its termination right under Section 4.2 of the lease by providing the landlord with written notice to terminate the lease agreement effective on that date.

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

Contingencies

The Company may be subject to legal proceedings and litigation arising in the ordinary course of business. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company expects to periodically evaluate developments in its legal matters that could affect the amount of liability that it has previously accrued, if any, and make adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company's judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material. Management is not aware of any legal matters in which the final disposition is expected to have a material effect on the business, except as noted below.

On September 23, 2016, a complaint was filed against the Company by LBA Realty Fund III-Company VII, LLC, a Delaware Limited Liability Company (the “Landlord”), in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement dated February 12, 2016 between the Landlord and the Company. The Complaint alleges that the Company breached the lease when the Company provided written notice to the Landlord to terminate the lease on July 29, 2016 and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, Corium filed its answer generally denying the allegations and setting forth its defenses.  At the same time, the Company also filed a cross-complaint seeking compensatory damages, among other relief, for the landlord’s material breaches with respect to the lease agreement.  An initial case management conference is scheduled for February 8, 2017.  The parties have not yet exchanged discovery.  No trial date has been set. At this time, the Company is unable to assess whether any loss or adverse effect on the Company's financial condition is reasonably possible as a result of this lawsuit or to estimate the range of any potential loss. Accordingly, the Company has not accrued any liability associated with this complaint.  The Company does not believe that this lawsuit has any merit and plans to defend vigorously against this claim.

10.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements during fiscal 2016, 2015, and 2014 (in thousands):

	Years ended September 30,
	2016	2015	2014
Teva	$5,749	$12,380	$13,550
Mayne	1,607	—	—
Endo / Par	6,645	9,601	12,971
P&G	13,868	11,647	11,719
Agile	2,963	3,238	1,976
Other	2,191	4,055	2,224
Total revenues	$33,023	$40,921	$42,440

Teva Pharmaceuticals USA, Inc. / Mayne Pharma Inc.

In 2004, the Company entered into a development, manufacturing and commercialization agreement with Barr Laboratories, or Barr, for four generic transdermal drug products. The Company entered into three separate agreements with Barr, one in 2006 and two in 2007, to develop and commercialize three additional Abbreviated New Drug Application (“ANDA”) transdermal patch products. In 2008, Teva Pharmaceutical Industries, Ltd., or Teva, acquired Barr. Following this acquisition and its review of resource allocations and potential conflicts, Teva continued three of these development programs. These programs have resulted in an approved product, Clonidine Transdermal Delivery System (“TDS”), a urology patch approved in March 2014 and a motion sickness patch that is subject to a pending ANDA. In August 2016, Teva transferred Clonidine TDS and the product-related agreements to Mayne Pharma, Inc., or Mayne, as a result of an FTC consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc. Mayne currently sells Clonidine TDS throughout North America.

Under the agreements with Teva and Mayne, the Company remains the exclusive supplier of the products that are the subject of each development program. The Company receives compensation for developing each product, plus a manufacturing profit, expressed as a margin above costs, and a profit share based on Teva’s or Mayne’s net profits on the products. Teva and Mayne have an exclusive license to use certain of our intellectual property to the extent necessary to commercialize, make, use or sell the ANDA products.

The term of each commercial agreement with Teva and Mayne extends, on a product-by-product basis, through the last day of the tenth full calendar year following the launch date of each product, with automatic one-year renewals.

Endo Pharmaceuticals, Inc./Par Pharmaceutical, Inc.

On May 11, 2002, the Company entered into an arrangement to pursue development and commercialization of a generic version of the transdermal fentanyl product with Abrika LLLP. In 2007, Abrika was acquired by Actavis, Inc. Under the agreements, the Company agreed to develop the product and to assist Actavis with the regulatory filing and ultimate approval of such product. In October 2012, Actavis divested this product to Par, a wholly-owned subsidiary of Endo, who assumed the various agreements. Under the Company's current agreements, the Company is not eligible for additional milestone payments. The commercial agreement with Par has a term of twenty years, and expires on November 12, 2023, and may be terminated by the Company upon two years written notice.

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

The Procter & Gamble Company

In June 2005, the Company entered into a multi-faceted strategic arrangement with The Procter & Gamble Company, or P&G. The relationship includes a world-wide license to P&G for the use of the Company's Corplex technology in products in the oral care field. P&G paid the Company fees for the license, and agreed to pay additional future milestone payments for products that the Company develops for P&G that are approved for commercial launch. In addition, the Company entered into a long term joint development agreement under which the Company performs numerous research and development activities for P&G based upon agreed-upon statements of work and budgets, which expires on June 13, 2020. The Company also has an exclusive commercial supply agreement in place, under which the Company is responsible for the production and supply to P&G of five oral care products.  The Company's supply agreement with P&G currently extends through January 2017.

The Company has developed and commercialized five oral care products for P&G sold under the brand name Crest Whitestrips. The Company has developed all of these products under the joint development agreement.

In addition to contract research and development and product revenues, from the inception of the collaborations with P&G, The Company has received a total of a $3.2 million in license fees, and in fiscal 2008, the Company received a $2.0 million milestone payment for the first series of products developed by the Company. In fiscal 2016, the Company received a $1.1 million milestone payment from P&G for the approval of the U.S. commercial launch of a product developed by the Company. In 2015, the Company received a $0.5 million milestone payment for the launch of the same product outside of the U.S. P&G's license from the Company is perpetual and irrevocable. None of the arrangements with P&G require a royalty to be paid to the Company.

In addition to these agreements, and as part of the overall collaboration agreement, the Company also acquired certain patents from P&G in 2005. In exchange for the assignment of these patents, the Company issued 125,428 shares of our common stock.

Agile Therapeutics, Inc.

In 2006, the Company entered into a development, license and commercialization agreement with Agile, a company that focuses on development of women’s healthcare products. As part of the relationship, the Company is the exclusive supplier of Twirla, a combined hormonal contraceptive patch, which was designed by Agile using its proprietary formulation technology. Under the agreement with Agile, the Company has performed substantial work, funded by Agile, on the process development and scale‑up of the manufacturing process for Twirla, and the Company has manufactured the product for each of Agile’s clinical trials, as well as for development of a small patch variation of the Twirla product. The agreement also includes an additional Agile product, AG890, which is a progestin‑only contraceptive patch in Phase 2 of clinical development.

The Company has worked in partnership with Agile to prepare facilities and equipment at the Grand Rapids manufacturing site for commercial production of the product. The primary production equipment specifically designed for manufacture of this product is in place and is owned by Agile, and the Company is responsible for operating and maintaining that equipment. The Company’s exclusive right to manufacture all sizes and strengths of Twirla and AG890 extends until the Company has commercially produced an agreed‑upon quantity of patches, currently projected to occur no earlier than five years following commercial launch of Twirla.

For the development work performed, Agile has paid the Company in several ways, including time and materials and milestones for achievement of certain development goals. During fiscal 2013 and 2012, Agile paid the Company $3.5 million for leasehold improvements incurred by the Company to provide for adequate manufacturing space for this product once it is approved, and this payment will be recognized as rental income in future years as the facility is used for production. In addition, for each of fiscal 2016, 2015 and 2014, Agile paid $1.0 million per year to the

Company for idle facility charges, which are presented on the statement of operations and comprehensive loss as other revenues. Under the current agreements with Agile, the Company is not eligible for additional milestone payments.

Other Partner Arrangements

In 2013, the Company entered into an arrangement for the co-development of two generic transdermal products. In 2015, the development of one product was discontinued by mutual agreement due to reduced expectations regarding its commercial potential.  Under the arrangement, the partner and the Company will continue to equally fund all costs of developing the remaining product. The Company will be reimbursed for its share of all out of pocket costs and will be required to reimburse the partner for its share of all development, clinical and other costs up to and including regulatory filing. The Company may be reimbursed for the development costs that it incurs through the payment of certain development milestones up to a total of $3.8 million for the remaining product, based on achieving certain stages of development. The Company received $0.5 million in development milestones upon signing the agreement and is amortizing the milestones into revenue over the expected development period of the products. In fiscal 2016 and 2015, the Company received $0.4 million and $1.1 million in milestone payments for the remaining product related to its achievement of development milestones. Upon regulatory approval, the Company will manufacture and sell the remaining product to the partner at cost with no margin and, provided that the Company has shared equally in all costs through regulatory approval, the Company will be paid a profit share equal to 50% of the net profits for the product.

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

11.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions from calendar 2008 through 2013. The warrants have been recorded as either equity instruments or liability instruments based on the terms of the warrants and the facts and circumstances as of each balance sheet date.

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

Common Stock Warrants

As of September 30, 2016 and 2015, warrants to purchase 51,386 shares of common stock were outstanding with a weighted average exercise price of $9.26 per share, including 51,386 shares of preferred stock warrants that were converted into warrants to purchase common stock in connection with the IPO.  All of the common stock warrants are exercisable at any time up to ten years from issuance.  These warrants expire at various dates between December 2020 and November 2021. The fair value of these warrants was recorded in stockholders’ equity upon issuance.

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

12.  Convertible Preferred Stock, Redeemable Common Stock and Stockholders' Equity (Deficit)

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of September 30, 2016 and 2015 with a par value of $0.001 per share.  As of September 30, 2016 and 2015, no preferred stock was outstanding.

Common Stock

In May 2015, the Company filed a shelf registration statement on Form S-3 (File No. 333-204025) with the SEC, which, upon being declared effective in May 2015, allowed for the offer of up to $125.0 million of securities from time to time in one or more public offerings of common stock.

In August 2015, the Company completed a public offering through which it sold an aggregate of 4,000,000 shares of common stock pursuant to the effective shelf registration statement at a price to the public of $13.00 per share.  The Company received net proceeds of $48.6 million after deducting underwriting discounts and commissions and other issuance costs and expenses of $3.4 million.

In December 2015, the Company filed a registration statement on Form S-3 (File No. 333-208800) with the SEC, which, upon being declared effective in January 2016, allowed for the offer of up to $52.0 million of securities from time to time in one or more public offerings of common stock, as well as the resale of up to 9,353,304 shares of common stock by entities affiliated with Essex Woodlands Health Ventures Fund VII, L.P.

The Company was authorized to issue up to 150,000,000 shares of common stock as of September 30, 2016 and 2015 with a par value of $0.001 per share. The Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	As of September 30,
	2016	2015
Issuances under stock incentive plans	4,529,980	3,745,373
Issuances upon exercise of common stock warrants	51,386	51,386
Issuances under the 2014 Employee Stock Purchase Plan	503,689	372,529
	5,085,055	4,169,288

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

13.  Stock-Based Compensation

Equity Incentive Plans

As of September 30, 2016 and 2015, the Company had three equity incentive plans, all of which are sponsored by the Company.  On March 19, 2014, the Company’s board of directors approved the adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), which is the only plan under which the Company can issue shares.  Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), which was adopted in November 2012 and was replaced by the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees (including officers), non-employee directors and consultants of the Company.  The Company also sponsored the 2002 Stock Option Plan that expired in 2012.  The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan is automatically increased by up to 4% of the number of shares of common stock outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 11, 2016 and January 16, 2015, the Company’s board of directors authorized an increase of 888,776 and 722,834 shares to be added to the total number of shares of common stock issuable under the 2014 Plan. As of September 30, 2016 and 2015, the Company had reserved 4,529,980 and 3,745,373 shares of common stock for issuance pursuant to the 2014 Plan.

The exercise price of each award granted under the Corium Plans is required to be no less than the fair market value of the Company’s common stock on the date of the grant. The maximum term of the options is ten years and the vesting period is typically four years.  The restricted stock unit awards granted under the 2014 Plan vest over a four-year period.

Performance-Based Stock Option Grants - During the year ended September 30, 2013, the Company granted options to purchase 146,024 shares of common stock to certain executive officers and directors, which contained performance‑based vesting criteria. These shares vest upon completion of certain milestone events which are specific to the Company’s corporate goals.  Stock-based compensation expense associated with these performance-based stock options is recognized if the performance condition is considered probable of achievement using management’s best estimates. Following the closing of the IPO, the Compensation Committee of the Company’s board of directors determined that the performance‑based criteria was met for options related to 137,510 shares of common stock and, accordingly, the Company has recorded stock‑based compensation expense of $0.3 million for the year ended September 30, 2014 related to these performance-based stock options. During fiscal 2016, the remaining 8,514 shares of common stock related to performance-based stock options were cancelled. No stock-based compensation expense related to performance-based stock options was recorded for the years ended September 30, 2016 or 2015.

A summary of activity under the Corium Plans during fiscal 2016, 2015 and 2014 is as follows:

			Weighted	Weighted Average
	Shares	Stock Options	Average	Remaining	Aggregate
	Available	and Awards	Exercise	Contractual	Intrinsic Value
	for Grant	Outstanding	Price	Life (Years)	(In thousands)
Balance - October 1, 2013	248,410	1,528,876	$2.22	7.22	$1,287
Additional shares authorized	1,272,277	—	—
Granted	(573,589)	573,589	$4.86
Exercised	—	(14,650)	$2.32
Forfeited / Cancelled	2,787	(2,787)	$3.30
Balance - September 30, 2014	949,885	2,085,028	$2.92	7.02	$6,710
Additional shares authorized	722,834	—	—
Granted	(863,150)	863,150	$6.77
Exercised	—	(12,374)	$3.26
Forfeited / Cancelled	20,827	(20,827)	$5.77
Balance - September 30, 2015	830,396	2,914,977	$4.04	6.94	$15,482
Additional shares authorized	888,776	—	—
Options granted	(623,700)	623,700	$7.69
Restricted stock unit awards granted	(30,000)	30,000	$7.94
Options exercised	—	(104,169)	$2.99
Options forfeited / cancelled	127,004	(127,004)	$5.86
Balance - September 30, 2016	1,192,476	3,337,504	$4.65	6.59	$5,707

Options and awards exercisable - September 30, 2016		2,274,821	$3.73	5.71	$5,184
Options and awards vested and expected to vest - September 30, 2016		3,241,512	$4.58	6.53	$5,673

All outstanding options under the Corium Plans as of September 30, 2016 have an exercise price between $2.12 and $14.12 per share.

The weighted average grant date fair value of options granted was $5.07, $4.37 and $8.03 for fiscal 2016, 2015 and 2014. The Company estimated the fair value of stock options granted during fiscal 2016, 2015 and 2014 using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following assumptions:

	Year Ended			Year Ended			Year Ended
	September 30, 2016			September 30, 2015			September 30, 2014
Expected term (in years)	5.27	-	6.77	5.27	-	6.63	5.27	-	6.08
Risk-free interest rate	1.30%	-	1.97%	1.42%	-	1.93%	1.61%	-	2.25%
Expected volatility	74%	-	77%	70%	-	77%	63%	-	74%
Expected dividend rate		0%			0%			0%

The fair value of the restricted stock unit awards is equal to the market value of the Company’s common stock on the date of the grant.

2014 Employee Stock Purchase Plan

On March 19, 2014, the Company’s board of directors approved the adoption of the 2014 Employee Stock Purchase Plan (the “2014 ESPP”), with 310,000 shares initially reserved for issuance.  The 2014 ESPP is intended to qualify as an “employee stock purchase plan,” under Section 423 of the Internal Revenue Code of 1986 for the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.

On January 1 of each year for the ten-year term of the plan, the number of shares issuable under the 2014 ESPP can be increased by up to 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or a lesser number agreed to by the Company’s board of directors. On January 11, 2016 and January 16, 2015, the Company’s board of directors reserved an additional 257,631 and 181,994 shares of common stock for issuance pursuant to the 2014 ESPP.  No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company’s stockholders.  Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2014 ESPP.  As of September 30, 2016 and 2015, there were 503,689 and 372,529 shares of common stock available for issuance pursuant to the 2014 ESPP.

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

For the years ended September 30, 2016, 2015 and 2014, the Company recorded stock-based compensation expense of $0.3 million, $0.5 million and $0.3 million and for the years ended September 30, 2016 and 2015 the Company issued 126,471 and 119,465 shares of common stock to employees pursuant to the 2014 ESPP.

The fair value of the purchase rights granted under the 2014 ESPP for the offering period beginning May 20, 2016 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in the offering period using the following assumptions:

	As of
	September 30, 2016
Fair value of common stock		$3.79
Grant price		$3.22
Expected term (in years)	0.50	–	2.00
Expected volatility	70%	–	79%
Risk-free interest rate	0.43%	–	0.89%
Expected dividend rate		0%

Fair Value of Common Stock — The fair market value of the Company’s common stock on the first day of the offering period, or $3.79 for the offering period commencing on May 20, 2016.

Grant Price — 85% of the fair market value of the Company’s common stock on the first day of the offering period, or $3.22 for the offering period commencing May 20, 2016.

Expected Term — The expected term is based on the end dates of the four purchase periods of each ESPP offering period, which are six, twelve, eighteen or twenty-four months from the commencement of each new offering period.

Expected Volatility — The expected volatility is based on the historical volatility of the Company’s common stock over the expected term.

Risk-Free Interest Rate — The risk-free interest rate is based on the constant maturity yields of U.S. Treasury notes with remaining maturities similar to each expected term.

Expected Dividend Rate — The Company has never paid any dividends, does not plan to pay dividends in the foreseeable future, and, therefore, uses an expected dividend rate of zero in the valuation model.

Stock-Based Compensation Expense

Employee stock-based compensation expense for fiscal 2016, 2015 and 2014 is classified in the statements of operations and comprehensive loss as follows (in thousands):

	Year ended September 30,
	2016	2015	2014
Cost of product revenues	$357	$344	$188
Cost of contract research and development revenues	207	187	196
Research and development	672	540	151
General and administrative	2,199	1,643	1,094
Total stock-based compensation	$3,435	$2,714	$1,629

As of September 30, 2016, there was a total of $4.9 million of unrecognized employee compensation cost, net of estimated forfeitures, related to unvested stock-based awards under the Corium Plans, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.2 years.

14.  Product Recall Liability

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

In October 2012, the Company reached a revised settlement related to the two recalls, which provided for a total and combined remaining liability of $5.0 million as of the settlement date. The revised liability will be repaid through quarterly payments in arrears based on a percentage of the average of the total net revenues recorded by the Company in those prior periods related to Fentanyl TDS, and may be pre-paid by the Company in its discretion. These quarterly payments have been paid to Actavis since July 1, 2013 and will continue through April 1, 2017. To the extent that the revised settlement liability has not been fully repaid as of April 1, 2017, the remaining liability, if any, will be converted into the most recent form of capital stock issued by the Company in connection with a financing, at the price per share of that financing. The revised liability does not accrue interest.

The Company made settlement payments to Actavis of $0.7 million, $0.7 million and $1.1 million during fiscal 2016, 2015 and 2014. The outstanding balance of the recall liability was $2.3 million and $3.0 million as of September 30, 2016 and 2015.

15.  Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during fiscal 2016, 2015 and 2014 (in thousands, except share and per share data):

	Year Ended September 30,
	2016	2015	2014
Net loss attributable to common stockholders, basic and diluted	$(36,703)	$(28,450)	$(9,912)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,282,599	18,709,292	10,043,640
Net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(1.52)	$(0.99)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended September 30,
	2016	2015	2014
Stock options to purchase common stock	3,307,504	2,914,977	2,089,586
Unvested restricted stock unit awards	30,000	—	—
Shares authorized under the 2014 ESPP	503,689	372,529	310,000
Common stock warrants	51,386	51,386	128,582

16.  Income Taxes

The Company did not record a provision for federal income taxes for fiscal 2016, 2015 or 2014, due to its net operating losses in those periods. The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of net operating loss carryforwards and research and development tax credit carryforwards.

For purposes of federal income taxes, the Company operates in only one jurisdiction, the United States. The following table presents a reconciliation of the tax expense (benefit) computed at the statutory federal tax rate of 34% and the Company's tax expense (benefit) for the periods presented (in thousands):

	Year Ended September 30,
	2016	2015	2014
Income tax benefit — computed as 34% of pretax loss	$(12,478)	$(9,672)	$(3,370)
Effect of nondeductible expenses	607	551	695
State and local income tax expenses	1	1	1
Valuation allowance	13,634	9,614	2,403
Effect of tax credits and other	(1,136)	(256)	(13)
State deferred taxes	(644)	(238)	285
Other	19	3	—
Total	$3	$3	$1

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2016 and 2015 are as follows (in thousands):

	As of September 30,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$46,686	$35,120
Depreciation	1,142	949
Accrued expenses	942	1,427
Research and development tax credit	3,374	2,238
State deferred taxes	2,518	1,890
Other	2,367	1,822
Gross deferred tax assets	57,029	43,446
Valuation allowance	(56,804)	(43,170)
Net deferred tax assets	225	276
Deferred tax liabilities:
Other	(225)	(276)
Gross deferred tax liabilities	(225)	(276)
Net deferred tax liabilities	$—	$—

As of September 30, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of $137.4 million and $21.7 million. These net operating loss carryforwards will expire, if not utilized, beginning in 2026 and 2017 for federal and state income tax purposes.

Realization of deferred tax assets is dependent upon future taxable income, the existence and timing of which is uncertain. Based on the Company's history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly has placed a full valuation allowance on the net deferred tax assets. The valuation allowance increased by $13.6 million and $9.7 million in fiscal 2016 and 2015.

As of September 30, 2016, the Company had tax credit carryforwards of $3.4 million and $2.7 million available to reduce future taxable income, if any, for federal and California state income tax purposes. The federal tax credit carryforwards begin to expire in 2022. California tax credits have no expiration date.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize net operating losses and tax credit carryforwards may be significantly limited in the future as a result of such an ownership change.

The Company had unrecognized tax benefits (“UTBs”) of approximately $0.7 million and $0.2 million as of September 30, 2016 and 2015.  The net deferred tax assets associated with these UTBs are fully offset by a valuation allowance.  The Company did not have any material UTBs as of September 30, 2014. The following table summarizes the activity related to the UTBs (in thousands):

	As of September 30,
	2016	2015

Beginning balance	$226	$—
Increases related to current year tax provisions	—	—
Increases related to prior year tax provisions	472	226
Ending balance	$698	$226

All of these UTBs, if recognized, would affect the effective tax rate before consideration of the valuation allowance.

The Company expects approximately $0.7 million of the UTBs to reverse in the next 12 months. Such a reversal will not impact income tax expense due to the full valuation allowance.

It is the Company's policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, as necessary. There was no interest expense or penalties related to the UTBs recorded through September 30, 2016.

The Company files income tax returns in the U.S. federal jurisdiction as well as in various states. The tax years ending September 30, 2012 to September 30, 2015 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

17.  Employee Benefit Plan

The Company has a defined-contribution retirement plan that allows for discretionary contributions from the Company. Contributions totaled $148,000, $101,000 and $93,000 for fiscal 2016, 2015 and 2014.

18.  Termination Charges

In June 2016, the Company approved and initiated a reduction in its workforce of employees and contractors to align resources with its current clinical development priorities.  In particular, the reduction was implemented to maximize the Company’s ability to pursue its lead clinical program in Alzheimer’s disease, which is on an accelerated development pathway based on recent regulatory guidance.  The reduction affected approximately 17% of the Company’s total workforce, including employees and contractors. In accordance with ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation - Nonretirement Postemployment Benefits, the Company recorded as expense $0.3 million for the year ended September 30, 2016, which represents one-time termination benefits, comprised principally of severance and benefit continuation costs. As of September 30, 2016, the Company recorded a liability of

$0.1 million related to these termination costs, which reflects payments made for the year ended September 30, 2016 of $0.2 million.  The balance of the liability is expected to be paid out on or prior to January 31, 2017.

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

All of the Company's revenues are primarily derived from partners conducting their business involving the Company’s products and services primarily in North America and all long-lived assets are located in the United States.

20.  Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended September 30, 2016 and 2015 are as follows (in thousands, except per share amounts):

	Fiscal 2016 Quarter Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Total revenue	$7,918	$10,606	$6,962	$7,537
Operating expenses	$15,259	$16,168	$15,533	$14,987
Net loss	$(9,327)	$(7,492)	$(10,484)	$(9,400)
Basic and diluted net loss per common share	$(0.42)	$(0.34)	$(0.47)	$(0.42)

	Fiscal 2015 Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Total revenue	$9,266	$10,598	$11,291	$9,766
Operating expenses	$15,956	$14,592	$16,541	$14,856
Net loss	$(8,635)	$(5,914)	$(7,142)	$(6,759)
Basic and diluted net loss per common share	$(0.42)	$(0.33)	$(0.40)	$(0.37)

21.  Subsequent Events

On December 19, 2016, the Company and CRG entered into an Amendment Agreement No. 2 (“CRG Amendment #2”) to amend the term loan agreement (see Note 8) with CRG. Pursuant to the CRG Amendment #2, the Company and CRG agreed to amend the minimum annual revenues covenant for the twelve (12) month period ending June 30, 2017 such that the Company is now required to have minimum annual revenues of $25.0 million for that period in exchange for a fee equal to 1.0% of the aggregate principal amount of all loans and PIKs advanced by CRG to the Company under the term loan agreement, which will be due upon the loan maturity date of June 30, 2019 or upon the earlier acceleration of the loan pursuant to its terms.  Based on the current loan balance and projected PIK borrowings, this fee is expected to be approximately $0.5 million.

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

Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of September 30, 2016, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting is effective as of September 30, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 9B.  OTHER INFORMATION

On December 19, 2016, we and CRG entered into an Amendment Agreement No. 2 (“CRG Amendment #2”) to amend our term loan agreement with CRG. Pursuant to the CRG Amendment #2, we and CRG agreed to amend the minimum annual revenues covenant for the twelve (12) month period ending June 30, 2017 such that we are now required to have minimum annual revenues of $25.0 million for that period in exchange for a fee equal to 1.0% of the aggregate principal amount of all loans and PIKs advanced by CRG to us under the term loan agreement, which will be due upon the loan maturity date of June 30, 2019 or upon the earlier acceleration of the loan pursuant to its terms. Based on the current loan balance and projected PIK borrowings, this fee is expected to be approximately $0.5 million. The foregoing summary of the CRG Amendment #2 does not purport to be complete and is qualified in its entirety by reference to the CRG Amendment #2, which is filed with this Annual Report on Form 10-K as Exhibit 10.23.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on December 20, 2016.

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

Signature	Title	Date

/s/ Peter D. Staple	Chief Executive Officer and Director	December 20, 2016
Peter D. Staple	(Principal Executive Officer)

/s/ Robert S. Breuil	Chief Financial Officer (Principal Financial	December 20, 2016
Robert S. Breuil	Officer)

/s/ Timothy D. Sweemer	Chief Accounting Officer (Principal	December 20, 2016
Timothy D. Sweemer	Accounting Officer)

/s/ Eric Bjerkholt	Director	December 20, 2016
Eric Bjerkholt

/s/ Bhaskar Chaudhuri, Ph.D.	Director	December 20, 2016
Bhaskar Chaudhuri, Ph.D.

/s/ Ronald Eastman	Director	December 20, 2016
Ronald Eastman

/s/ Phyllis Gardner, M.D.	Director	December 20, 2016
Phyllis Gardner, M.D.

/s/ Ivan Gergel, M.D.	Director	December 20, 2016
Ivan Gergel, M.D.

/s/ Paul Goddard, Ph.D.	Director	December 20, 2016
Paul Goddard, Ph.D.

/s/ David Greenwood	Director	December 20, 2016
David Greenwood

/s/ Robert Thomas	Director	December 20, 2016
Robert Thomas

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation	10‑Q	001‑36375	3.1	May 14, 2014
3.2	Restated Bylaws	10‑Q	001‑36375	3.2	May 14, 2014
4.1	Form of Common Stock Certificate.	S‑1	333‑194279	4.1	March 24, 2014
4.2	Investors’ Rights Agreement, dated September 20, 2007, by and among the Registrant and certain of its stockholders, as amended.	S‑1	333‑194279	4.2	March 24, 2014
10.1+	Form of Indemnity Agreement.	S‑1	333‑194279	10.1	March 24, 2014
10.2+	2002 Stock Option Plan and forms of award agreements.	S‑1	333‑194279	10.2	March 3, 2014
10.3+	Stratagent 2003 Stock Option Plan.	S‑8	333‑195006	4.6	April 3, 2014
10.4+	2012 Equity Incentive Plan and forms of award agreements.	S‑1	333‑194279	10.3	March 3, 2014
10.5+	2014 Equity Incentive Plan and forms of award agreements thereunder.	S‑1	333‑194279	10.4	March 24, 2014
10.5(A)+	Additional form of restricted stock unit agreement under 2014 Equity Incentive Plan	10-Q	001‑36375	10.2	February 12, 2016
10.6+	2014 Employee Stock Purchase Plan	S‑1	333‑194279	10.5	March 24, 2014
10.7+	Offer Letter, accepted and agreed to on March 14, 2008, by and between the Registrant and Peter D. Staple.	S‑1	333‑194279	10.6	March 3, 2014
10.8+	Offer Letter, accepted and agreed to on August 28, 2012, by and between the Registrant and Robert S. Breuil.	S‑1	333‑194279	10.7	March 3, 2014
10.9+	Severance Benefits Letter, accepted and agreed to on June 25, 2013, by and between the Registrant and Parminder Singh.	S‑1	333‑194279	10.8	March 3, 2014
10.10+	Amendment to Severance Benefits Letter Agreement, by and between the Registrant and Parminder Singh, dated August 11, 2016.	10-Q	001‑36375	10.1	August 12, 2016
10.11+	Offer Letter, accepted and agreed to on April 14, 2015, by and between the Registrant and Joseph J. Sarret.	10-K	001‑36375	10.29	December 16, 2015
10.12+	Form of Forfeiture of Bonus.	S‑1	333‑194279	10.24	March 24, 2014
10.13	Lease dated March 20, 2002, by and between the Registrant and Baker‑Wilcox L.L.C. (predecessor to Virtu Brunswick Associates, LLC) as amended March 1, 2004, March 22, 2007, and July 13, 2012.	S‑1	333‑194279	10.9	March 3, 2014
10.14	Lease dated April 5, 2004, by and between the Registrant and Firco Associates, L.L.C. (predecessor to Virtu Brunswick Associates, LLC), as amended November 10, 2004, March 22, 2007, and July 1, 2012.	S‑1	333‑194279	10.10	March 3, 2014
10.15	Business Park Lease dated October 13, 2006, by and between the Registrant and David D. Bohannon Organization, as amended November 15, 2013.	S‑1	333‑194279	10.11	March 3, 2014

10.16	Amendment to Business Park Lease, by and between Registrant and David D. Bohannon Organization, dated July 19, 2014.	10‑Q	001‑36375	10.2	August 12, 2014
10.17	Amendment to Business Park Lease, by and between Registrant and David D. Bohannon Organization, dated September 9, 2015.	10-K	001‑36375	10.30	December 16, 2015
10.18	Lease dated April 30, 2012, by and between the Registrant and 4741 Talon Court L.L.C.	S‑1	333‑194279	10.12	March 3, 2014
10.19	Lease Amendment #1, by and between the Registrant and 4741 Talon Court L.L.C., dated May 10, 2016.	10-Q	001‑36375	10.2	May 13, 2016
10.20	Term Loan Agreement dated July 13, 2012, by and among the Registrant and Capital Royalty Partners II L.P., Capital Royalty Partners II—Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P.	S‑1	333‑194279	10.14	March 3, 2014
10.21	Amended and Restated Term Loan Agreement dated November 14, 2014, by and among the Registrant and certain entities affiliated with CRG.	10‑K	001‑36375	10.27	December 15, 2015
10.22	Amendment Agreement No. 1 to Amended and Restated Term Loan Agreement by and among the Registrant and certain entities affiliated with CRG, dated November 11, 2015.	10-K	001‑36375	10.31	December 16, 2015
10.23	Amendment Agreement No. 2 to Amended and Restated Term Loan Agreement by and among the Registrant and certain entities affiliated with CRG, dated December 19, 2016.					X
10.24†	Product Development, Collaboration and License Agreement, dated May 11, 2002, by and between the Registrant and Abrika LLLP (predecessor‑in‑interest to Par Pharmaceutical, Inc.), as amended November 12, 2003.	S‑1	333‑194279	10.15	March 24, 2014
10.25†	Manufacturing and Supply Agreement For Transdermal Fentanyl, dated November 12, 2003, by and between the Registrant and Abrika LLLP (predecessor‑in‑interest to Par Pharmaceutical, Inc.), as amended July 24, 2013.	S‑1	333‑194279	10.16	March 24, 2014
10.26†	Second Amendment to Transdermal Fentanyl Agreements, dated June 26, 2015	10‑Q	001‑36375	10.1	July 30, 2015
10.27†	Assignment and Assumption Agreement, dated November 6, 2012, by and between Actavis South Atlantic LLC, and Par Pharmaceutical, Inc., and acknowledged and consented to by the Registrant.	S‑1	333‑194279	10.17	March 3, 2014

10.28†	Amended and Restated Settlement Agreement, dated November 6, 2012, by and between the Registrant and Actavis South Atlantic LLC.	S‑1	333‑194279	10.18	March 24, 2014
10.29†	Development, License and Commercialization Agreement, dated October 18, 2006, by and between the Registrant and Agile Therapeutics, Inc. as modified by the Addendum to the Development, License and Commercialization Agreement, dated January 10, 2012, by and between the Registrant and Agile Therapeutics, Inc. and Addendum No. 2 to Development, License and Commercialization Agreement, dated February 6, 2013, by and between the Registrant and Agile Therapeutics, Inc.	S‑1	333‑194279	10.19	March 24, 2014
10.30†	Development, Manufacturing and Commercialization Agreement, dated May 5, 2004, by and between the Registrant and Barr Laboratories, Inc., as amended by letter agreements dated September 8, 2009 and June 21, 2010.	S‑1	333‑194279	10.20	March 24, 2014
10.31†	Development, Manufacturing and Commercialization Agreement, dated August 14, 2006, by and between the Registrant and Barr Laboratories, Inc.	S‑1	333‑194279	10.21	March 24, 2014
10.32†	License Agreement, dated June 13, 2005, by and between the Registrant and The Procter & Gamble Company.	S‑1	333‑194279	10.22	March 24, 2014
10.33†	Restated Supply Agreement, dated June 4, 2010, by and between the Registrant and The Procter & Gamble Manufacturing Company as amended effective on October 8, 2010 and February 1, 2014.	S‑1	333‑194279	10.23	March 24, 2014
10.34†	Restated Supply Agreement between Registrant and The Procter & Gamble Manufacturing Company, dated June 30, 2014.	10‑Q	001‑36375	10.1	August 12, 2014
10.35	Fifth Amendment to License Agreement, by and between the Registrant and The Procter & Gamble Company, dated May 10, 2016.	10-Q	001‑36375	10.1	May 13, 2016
21.1	Subsidiaries of the Registrant.	S‑1	333‑194279	21.1	March 3, 2014
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes‑Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes‑Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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