Form 10-Q
period 2016-12-31
Corium International, Inc.
filed 2017-02-14
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

As of February 9, 2017, there were approximately 29,224,792 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of December 31,	As of September 30,
	2016	2016

ASSETS
Current assets:
Cash and cash equivalents	$33,075	$39,833
Accounts receivable	2,164	4,336
Unbilled accounts receivable	557	346
Inventories	1,932	2,424
Prepaid expenses and other current assets	1,435	1,341
Total current assets	39,163	48,280
Restricted cash	666	666
Property and equipment, net	11,702	11,147
Intangible assets, net	7,092	7,057
TOTAL ASSETS	$58,623	$67,150
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,836	$2,737
Accrued expenses and other current liabilities	4,073	4,271
Long-term debt, current portion	70	77
Capital lease obligations, current portion	—	72
Recall liability, current portion	207	460
Deferred contract revenues, current portion	288	355
Total current liabilities	8,474	7,972
Long-term debt, net of current portion	50,939	50,966
Recall liability, net of current portion	1,968	1,859
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	64,881	64,297
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 22,557,450 and 22,391,631 shares issued and outstanding as of December 31, 2016 and September 30, 2016	23	22
Additional paid-in capital	171,636	170,319
Accumulated deficit	(177,917)	(167,488)
Total stockholders’ equity (deficit)	(6,258)	2,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,623	$67,150

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
Revenues:
Product revenues	$5,738	$5,972
Contract research and development revenues	963	1,270
Other revenues	267	295
Total revenues	6,968	7,537
Costs and operating expenses:
Cost of product revenues	4,081	4,298
Cost of contract research and development revenues	2,120	3,056
Research and development expenses	5,998	4,457
General and administrative expenses	3,005	3,017
Amortization of intangible assets	177	159
Total costs and operating expenses	15,381	14,987
Loss from operations	(8,413)	(7,450)
Interest income	28	30
Interest expense	(2,042)	(1,977)
Loss before income taxes	(10,427)	(9,397)
Income tax expense	2	3
Net loss and comprehensive loss	$(10,429)	$(9,400)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.42)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,453,172	22,188,332

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

Condensed Statement of Stockholders’ Equity (DEFICIT)

(in thousands, except share data)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - September 30, 2016	22,391,631	$22	$170,319	$(167,488)	$2,853
Issuance of common stock under Employee Stock Purchase Plan	69,886	1	225	—	226
Issuance of common stock upon exercise of stock options	95,933	—	222	—	222
Stock-based compensation expense	—	—	870	—	870
Net loss and comprehensive loss	—	—	—	(10,429)	(10,429)
Balance - December 31, 2016	22,557,450	$23	$171,636	$(177,917)	$(6,258)

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(10,429)	$(9,400)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	318	479
Amortization of intangible assets	177	159
Noncash amortized debt issue costs on long-term debt and capital leases	68	48
Noncash amortized discount on long-term debt and capital leases	4	6
Stock-based compensation expense	870	778
Issuance of payment-in-kind notes in lieu of cash interest payments	458	441
Changes in operating assets and liabilities:
Accounts receivable	2,172	1,339
Unbilled accounts receivable	(211)	(71)
Inventories	492	38
Prepaid expenses and other current assets	(94)	534
Accounts payable	1,053	(1,453)
Accrued expenses and other current liabilities	(742)	(995)
Deferred contract revenues	(67)	(30)
Recall liability	(144)	(190)
Net cash used by operating activities	(6,075)	(8,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(827)	(467)
Payments for patents and licensing rights	(212)	(266)
Net cash used by investing activities	(1,039)	(733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of transaction costs associated with issuance of long-term debt	—	(200)
Principal payments on long-term debt	(19)	(18)
Principal payments on capital lease obligations	(73)	(199)
Proceeds from exercise of stock options	222	9
Proceeds from issuance of common stock under Employee Stock Purchase Plan	226	268
Net cash provided (used) by financing activities	356	(140)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,758)	(9,190)
CASH AND CASH EQUIVALENTS — Beginning of period	39,833	72,218
CASH AND CASH EQUIVALENTS — End of period	$33,075	$63,028

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,512	$1,481
Cash paid for income taxes	$1	$3
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$219	$220
Unpaid transaction costs associated with issuance of long-term debt	$544	$—
Unpaid deferred offering costs	$—	$225

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of December 31, 2016 and the statements of operations and comprehensive loss for the three months ended December 31, 2016 and 2015, statement of stockholders’ equity for the three months ended December 31, 2016 and statements of cash flows for the three months ended December 31, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2016 and its results of operations for the three months ended December 31, 2016 and 2015 and cash flows for the three months ended December 31, 2016 and 2015. The financial data and the other financial information contained in these notes to the financial statements related to the three month periods are also unaudited. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the year ending September 30, 2017 or for any future annual or interim period. The balance sheet as of September 30, 2016 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on December 20, 2016.

There have been no material changes to the significant accounting policies previously disclosed in the Company’s audited financial statements for the year ended September 30, 2016.

Liquidity

With the exception of fiscal 2013, the Company has incurred losses from operations since fiscal 2006 and has an accumulated deficit of $177.9 million as of December 31, 2016. The Company has financed its operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

The Company believes that the existing cash and cash equivalents, including the proceeds of the additional equity financing obtained subsequent to December 31, 2016, as disclosed in Note 14, will not be sufficient to fund operations as currently planned through the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations.  Management intends to seek additional capital through collaborative or other funding arrangements with partners, equity and/or debt financings, or through other sources of financing. In the event that additional financing is required from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of the Company’s business plans, and its business, operating results and financial condition would be adversely affected.

The Company is currently in compliance with the covenants under the Company’s term loan agreement with CRG, a structured debt and equity investment management firm, based on the Company’s current forecast estimates and expectations. However, the Company anticipates that its current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant beyond fiscal 2017. Failure to meet this covenant would be considered an event of default on the Company’s debt obligation, and could result in the acceleration of the Company’s existing indebtedness, causing the outstanding principal of approximately $51.6 million, plus an early prepayment premium, to be immediately due and payable to CRG. The Company does not currently have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed financial statements as of December 31, 2016 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its ability to secure new sources of revenue, obtain additional equity and/or debt financing, generate operating efficiencies, and reduce expenditures.  The unaudited condensed financial statements as of December 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended December 31, 2016, three partners accounted for 93% of the Company’s revenues and two partners accounted for 93% of accounts receivable as of December 31, 2016. For the three months ended December 31, 2015, three partners accounted for 85% of the Company’s revenues. As of September 30, 2016, four partners accounted for 84% of accounts receivable.

Restricted Cash

The Company’s restricted cash consists solely of cash maintained in a separate deposit account used to secure a letter of credit issued by a bank to a former landlord pursuant to a terminated lease agreement. The Company has classified the restricted cash as noncurrent on the condensed balance sheet.

Comprehensive Income (Loss)

For the three months ended December 31, 2016 and 2015, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

Reclassifications

The Company reclassified certain balances in the condensed statements of cash flows for prior periods to conform to current presentation.  The reclassifications did not impact total cash flows from operating, investing or financing activities.

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

The Company did not have any transfers between Level I, II and III of the fair value hierarchy during the three months ended December 31, 2016.  The Company’s policy is to determine the need for transfers between levels at the end of the reporting period when circumstances in the underlying valuation criteria are evaluated for changes requiring transfer between levels.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of December 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$33,188	$—	$—	$33,188

	As of September 30, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$39,950	$—	$—	$39,950

The Company did not have Level III liabilities as of December 31, 2016 and September 30, 2016.

The carrying values of the Company’s long-term debt reflects the principal amount, adjusted for any unamortized debt issuance costs and discount. The following financial liabilities have carrying values that differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (Level III valuation) (in thousands):

	As of December 31, 2016
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$51,009	$52,070	$1,061

	As of September 30, 2016
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$51,043	$51,649	$606

3.  Inventories

Inventories consist of the following (in thousands):

	As of December 31,	As of September 30,
	2016	2016
Raw materials	$1,325	$1,307
Work in process	498	411
Finished goods	109	706
Total inventories	$1,932	$2,424

4. Long-Term Debt

Outstanding long-term debt consists of the following (dollars in thousands):

	As of December 31,	As of September 30,
	2016	2016
Term loan agreement expiring June 30, 2019, less unamortized issuance costs of $1,021 and $544 and unamortized discount of $39 and $43 as of December 31, 2016 and September 30, 2016. See terms of the agreement below.	$50,530	$50,546
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due September 2017	26	34
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	453	463
Total	51,009	51,043
Less current portion	70	77
Long-term portion	$50,939	$50,966

On July 13, 2012, the Company completed a $35.0 million term loan agreement with CRG, a structured debt and equity investment management firm. In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement. On November 14, 2014, the agreement was amended to, among other things, increase the principal amount available under the term loan by $10.0 million, extend the interest-only period to June 30, 2018, and extend the maturity from June 30, 2017 to June 30, 2019. The amended agreement provides for a maximum borrowing of $45.0 million, excluding PIK notes, as defined below. The amended agreement requires interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on June 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contains a provision whereby the Company can, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into additional notes (payment-in-kind (“PIK”) notes). Amounts outstanding under the term loan agreement are collateralized by all of the Company’s assets. The amended agreement also provides for an early prepayment premium, the amount of which varies with the date on which prepayment is made, if the Company chooses to repay principal prior to June 30, 2018 or upon other specified events, including a change of control. On December 4, 2014, the Company borrowed the remaining $10.0 million of principal provided for in the amended agreement. As of December 31, 2016 and September 30, 2016, the Company had converted $6.6 million and $6.1 million of interest into PIK notes, each of which added to the then-outstanding principal, and is included in the balances shown as of those dates. As of December 31, 2016, the principal amount outstanding under the term loan agreement, including all PIK notes, was $51.6 million.

The term loan agreement was amended in December 2016 to modify the financial covenants for minimum annual revenues (beginning with the 12 months ended June 30, 2017) in exchange for a fee equal to 1.0% of the aggregate principal amount of all loans and PIKs advanced by CRG to the Company under the term loan agreement, which will be due upon the loan maturity date of June 30, 2019 or upon the earlier acceleration of the loan pursuant to its terms.  Based on the current loan balance and projected PIK borrowings, this fee is expected to be approximately $0.5 million. The Company has been in continuous compliance with the financial convenants since the inception of the loan.

5. Contingencies

The Company may be subject to legal proceedings and litigation arising in the ordinary course of business. Management is not aware of any legal matters in which the final disposition is expected to have a material effect on the business, except as noted below.

On September 23, 2016, a complaint was filed against the Company by LBA Realty Fund III-Company VII, LLC, a Delaware Limited Liability Company (the “Landlord”), in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement dated February 12, 2016 between the Landlord and the Company. The Complaint alleges that the Company breached the lease when the Company provided written notice to the Landlord to terminate the lease on July 29, 2016 and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, the Company filed its answer generally denying the allegations and setting forth its defenses.  At the same time, the Company also filed a cross-complaint seeking compensatory damages, among other relief, for the landlord’s material breaches with respect to the lease agreement.  The Company has served an initial set of discovery, including third party subpoenas as well as discovery directed to LBA. The parties have agreed to engage in mediation. A Case Management Conference has been scheduled for January 23, 2018. A trial date of May 11, 2018 has been set. At this time, the Company is unable to assess whether any loss or adverse effect on the Company’s financial condition is reasonably possible as a result of this lawsuit or to estimate the range of any potential losses.  Accordingly, the Company has not accrued any liability associated with this complaint. The Company does not believe that this lawsuit has any merit, and plans to defend vigorously against this claim, while prosecuting its cross-complaint.

6.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended December 31,
	2016	2015
Teva	$—	$1,518
Mayne	1,407	—
Endo / Par	363	1,814
P&G	4,021	3,087
Agile	1,078	653
Other	99	465
Total revenues	$6,968	$7,537

Included in total revenues above are royalties and profit sharing, which totaled $0.4 million and $0.7 million for the three months ended December 31, 2016 and 2015.

7.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions occurring from fiscal 2008 through fiscal 2013. The warrants were recorded as equity instruments at the date of their issuances based on the terms of the warrants.

As of December 31, 2016 and September 30, 2016, warrants to purchase 51,386 shares of common stock, on an as-converted basis, were outstanding with a weighted-average exercise price of $9.26 per share.  All of the common stock warrants are exercisable at any time up to ten years from issuance.  These warrants expire at various dates between December 2020 and November 2021.  The fair value of these warrants was recorded in stockholders’ equity upon issuance.

8.  Convertible Preferred Stock, Common Stock and Stockholders' Equity

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of December 31, 2016 and September 30, 2016 with a par value of $0.001 per share.  No preferred stock was outstanding as of those dates.

Common Stock

The Company was authorized to issue up to 150.0 million shares of common stock as of December 31, 2016 and September 30, 2016 with a par value of $0.001 per share. As of December 31, 2016, there were 22,557,450 shares of common stock outstanding and as of September 30, 2016, there were 22,391,631 shares of common stock outstanding.

Controlled Equity Offering

In December 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of its common stock, par value $0.001 per share, with aggregate proceeds of up to $20.0 million.  The offer and sale of these shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-204025) filed by the Company with the SEC on May 8, 2015 and declared effective by the SEC on May 21, 2015, as supplemented by a prospectus supplement dated and filed with the SEC on December 30, 2015. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from any shares sold by Cantor Fitzgerald. The Company has not sold any shares under this sales agreement.

9.  Stock-Based Compensation

Equity Incentive Plans

As of December 31, 2016 and September 30, 2016, the Company had three equity incentive plans, all of which are sponsored by the Company. On March 19, 2014, the Company's board of directors approved the adoption of the 2014 Equity Incentive Plan (the "2014 Plan"), which is the only plan under which the Company can issue shares. Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which was adopted in November 2012 and was replaced by the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees (including officers), non-employee directors and consultants of the Company. The Company also sponsored the 2002 Stock Option Plan that expired in 2012. The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan will be automatically increased by up to 4% of the number of shares of common stock outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 11, 2016 and January 16, 2015, the Company’s board of directors authorized an increase of 888,776 and 722,834 shares to be added to the total number of shares of common stock issuable under the 2014 Plan. As of December 31, 2016 and September 30, 2016, the Company had reserved 4,434,047 and 4,529,980 shares of common stock for issuance pursuant to the 2014 Plan.

The exercise price of each award granted under the Corium Plans is required to be no less than the fair market value of the Company's common stock on the date of the grant. The maximum term of stock-based awards granted under the Corium Plans is ten years and the vesting period is typically four years. The restricted stock unit awards granted under the 2014 Plan vest over a four-year period.

A summary of activity under the Corium Plans during the three months ended December 31, 2016 is as follows:

			Weighted	Weighted Average
	Shares	Stock Options	Average	Remaining	Aggregate
	Available	and Awards	Exercise	Contractual	Intrinsic Value
	for Grant	Outstanding	Price	Life (Years)	(In thousands)
Balance - September 30, 2016	1,192,476	3,337,504	$4.65	6.59	$5,707
Options granted	(838,850)	838,850	$4.59
Restricted stock unit awards granted	(80,000)	80,000	$4.59
Options exercised	—	(95,933)	$2.32
Options forfeited / cancelled	12,684	(12,684)	$7.12
Balance - December 31, 2016	286,310	4,147,737	$4.59	7.26	$2,923

Options and awards exercisable - December 31, 2016		2,329,625	$3.92	5.79	$2,458
Options and awards vested and expected to vest - December 31, 2016		3,947,795	$4.56	7.15	$2,850

All outstanding stock-based awards under the Corium Plans as of December 31, 2016 have an exercise price between $2.12 and $14.12 per share.

The weighted-average fair value of the stock options granted for the three months ended December 31, 2016 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	December 31, 2016
Expected term (in years)	5.27	-	6.77
Risk-free interest rate	2.07%	-	2.31%
Expected volatility	76%	-	79%
Expected dividend rate		0%

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

2014 Employee Stock Purchase Plan

On March 19, 2014, the Company's board of directors approved the adoption of the 2014 Employee Stock Purchase Plan (the "2014 ESPP"), with 310,000 shares initially reserved for issuance. The 2014 ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company's common stock through accumulated payroll deductions.

On January 1 of each year during the ten-year term of the plan, the number of shares issuable under the 2014 ESPP can be increased by up to 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or a lesser number agreed to by the Company’s board of directors. On January 11, 2016 and January 16, 2015, the Company’s board of directors reserved an additional 257,631 and 181,994 shares of common stock for issuance pursuant to the 2014 ESPP. No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company's stockholders. As of December 31, 2016 and September 30, 2016, there were 433,803 and 503,689 shares of common stock available for issuance pursuant to the 2014 ESPP.

For the three months ended December 31, 2016 and 2015, the Company recorded stock-based compensation expense of $94,000 and $77,000 and issued 69,886 and 56,758 shares of common stock to employees related to the 2014 ESPP.

The fair value of the purchase rights granted under the 2014 ESPP for each of the two year offering periods beginning May 20, 2016 and November 20, 2016 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in the offering period using the following assumptions:

	As of
	December 31, 2016
Fair value of common stock	$3.79	–	$4.82
Grant price	$3.22	–	$4.10
Expected term (in years)	0.50	–	2.00
Expected volatility	70%	–	78%
Risk-free interest rate	0.43%	–	1.08%
Expected dividend rate		0%

Fair Value of Common Stock — The fair market value of the Company’s common stock on the first day of each offering period, or $3.79 and $4.82 for the offering periods commencing May 20, 2016 and November 20, 2016.

Grant Price  — 85% of the fair market value of the Company’s common stock on the first day of each two year offering period, or $3.22 and $4.10 for the offering periods commencing May 20, 2016 and November 20, 2016.

Expected Term — The expected term is based on the end dates of the four purchase periods of each two year offering period, which are six, twelve, eighteen or twenty-four months from the commencement of each new offering period.

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

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three months ended December 31, 2016 and 2015 is classified in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three months ended December 31,
	2016	2015
Cost of product revenues	$102	$75
Cost of contract research and development revenues	51	43
Research and development	151	157
General and administrative	566	503
Total stock-based compensation	$870	$778

As of December 31, 2016, there was a total of $6.7 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards under the Corium Plans, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.6 years.

10.  Product Recall Liability

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

In October 2012, the Company reached a revised settlement related to the two recalls, which provided for a total and combined remaining liability of $5.0 million as of the settlement date. The revised liability will be repaid through quarterly payments in arrears based on a percentage of the average of the total net revenues recorded by the Company in those prior periods related to Fentanyl TDS, and may be pre-paid by the Company in its discretion. These quarterly payments have been paid to Actavis since July 1, 2013 and will continue through April 1, 2017. To the extent that the revised settlement liability has not been fully repaid as of April 30, 2017, the remaining liability, if any, will be converted into the most recent form of capital stock issued by the Company in connection with a financing, at the price per share of that financing. The revised liability does not accrue interest.

The Company made settlement payments to Actavis of $0.1 million and $0.2 million during the three months ended December 31, 2016 and 2015. The outstanding balance of the recall liability was $2.2 million and $2.3 million as of December 31, 2016 and September 30, 2016.

11.  Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during the three months ended December 31, 2016 and 2015 (in thousands, except share and per share data):

	Three Months Ended
	December 31,
	2016	2015
Basic and diluted net loss per share
Net loss attributable to common stockholders, basic and diluted	$(10,429)	$(9,400)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,453,172	22,188,332
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.42)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended
	December 31,
	2016	2015
Stock options to purchase common stock	4,037,737	3,462,317
Unvested restricted stock unit awards	110,000	30,000
Shares authorized under the 2014 ESPP	433,803	315,771
Common stock warrants	51,386	51,386

12.  Income Taxes

The Company did not record a provision for Federal income taxes for the three months ended December 31, 2016 because it expects to generate a net operating loss for the year ending September 30, 2017. The income tax expense of $2,000 and $3,000 for the three months ended December 31, 2016 and 2015 represents minimum statutory payments due in the states in which the Company is subject to taxation. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

13.  Segment and Enterprise-Wide Information

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

All of the Company’s revenues are derived from partners conducting their business involving the Company’s products and services primarily in North America and all long-lived assets are located in the United States.

14. Subsequent Events

On January 10, 2017, pursuant to the provisions of the 2014 Plan and the ESPP Plan, the board of directors authorized and approved the registration of 902,298 additional shares of the Company’s common stock subject to issuance by the Company under the 2014 Plan and 267,565 additional shares of the Company’s common stock subject to issuance by the Company under the 2014 ESPP.

On February 7, 2017, the Company completed an underwritten public offering pursuant to an effective shelf registration statement on Form S-3 (File No. 333-204025) of 6,666,667 shares of common stock at a public offering price of $3.00 per share.  The Company received net proceeds of approximately $18.5 million after deducting underwriting discounts and commissions and other issuance costs and expenses.  The Company has also granted the underwriters a 30-day option to purchase up to an additional 1,000,000 shares of its common stock in connection with the public offering.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2016 included in the Annual Report on Form 10-K for the year ended September 30, 2016, and filed with SEC on December 20, 2016. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These statements are often identified by the use of words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions or variations. Such forward‑looking statements may include, but are not limited to, our plans and strategy for our business, and are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward‑looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year ends September 30. Throughout this discussion and analysis, references to “fiscal,” “fiscal year” or “fiscal years” refer to years ended September 30.

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience with advanced transdermal and transmucosal delivery systems. We have multiple proprietary programs in preclinical and clinical development focusing primarily on the treatment of neurological disorders, with two lead programs in Alzheimer’s disease. We have developed and are the sole commercial manufacturer of seven prescription drug and consumer products for our marketing partners. We have two proprietary transdermal platforms: Corplex™ for small molecules and MicroCor®, a biodegradable microstructure technology for small molecules and biologics, including vaccines, peptides and proteins.  Our late-stage pipeline includes a contraceptive patch co-developed with Agile Therapeutics, or Agile that recently completed Phase 3 trials, and additional transdermal products that are being developed with other partners.

We have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. Our partners include Mayne Pharma Inc., or Mayne, Endo Pharmaceuticals, Inc. (formerly Par Pharmaceutical, Inc., or Par), or Endo, The Procter & Gamble Company, or P&G, Agile, and Aequus Pharmaceuticals, Inc., or Aequus, as well as several other multinational pharmaceutical companies. All of our current commercial products are distributed, promoted and marketed by our partners.

The following table identifies: (1) products we have developed that are marketed by our partners, (2) products we have developed with our partners that are in clinical trials and that our partners have permitted us to disclose, (3) products in our proprietary pipeline, and (4) products currently awaiting Food and Drug Administration, or FDA, approval.

Partner	Product/Candidate	Application	Status
Mayne	Clonidine TDS	Hypertension	Marketed
Endo/Par	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	Phase 3 Completed
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a Completed
Self-funded	Donepezil TDS	Alzheimer's	Pilot Bioequivalence
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Aequus	Aripiprazole TDS	Psychiatric Disorders	Phase 1
Self-funded	Ropinirole TDS	Parkinson's	Preclinical
Self-funded	MicroCor Zolmitriptan	Migraine	Preclinical
Mayne	ANDA	Motion Sickness	ANDA Filed

Starting in 2004, we developed a clonidine Transdermal Delivery System, or TDS, with Barr Laboratories, Inc., or Barr.  This product was commercially launched in 2010 by Barr’s successor, Teva Pharmaceuticals USA, Inc., or Teva.  In August 2016, Teva transferred Clonidine TDS and the product-related agreements to Mayne as a result of a Federal Trade Commission, or FTC, consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc (formerly Actavis, Inc., or Actavis), or Allergan. Mayne currently sells Clonidine TDS throughout North America.

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

In addition to commercialized products, we have a number of product candidates in late stages of development. One of these products is Twirla, which is an investigational combination hormonal contraceptive transdermal patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives over seven days.  In January 2017, Agile announced top-line data from a completed Phase 3 clinical trial initiated after receipt of a Complete Response Letter from the FDA in connection with its previous New Drug Application, or NDA, filing.  Based on these data and other information relating to the manufacture of Twirla, Agile plans to resubmit its NDA in the first half of calendar 2017 and has indicated that, assuming a six-month review, FDA approval for Twirla is possible by the end of calendar 2017.  We are the exclusive manufacturer of this product for Agile.

We are developing several additional products utilizing our proprietary technologies that we advanced into human clinical trials during 2015 and 2016.  Our two lead central nervous system product candidates are for the transdermal treatment of Alzheimer’s disease and incorporate the two most commonly-prescribed drugs already approved by the FDA for this disease: donepezil and memantine.

Our donepezil and memantine candidates first entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced positive results for several donepezil and memantine clinical trials throughout fiscal 2016. In April 2016, we received positive feedback from the FDA on our pre-Investigational New Drug, or pre-IND, submission that outlined our proposed 505(b)(2) regulatory pathway for Corplex Donepezil based solely on a demonstration of bioequivalence.  Specifically, the FDA advised us that if we can adequately demonstrate bioequivalence between Corplex Donepezil and oral Aricept in our planned bioequivalence studies, additional clinical efficacy studies would not be required. Bioequivalence clinical studies are designed to assess the biological equivalence of pharmaceutical products based on their pharmacokinetic, or PK, profiles, and are generally performed in healthy subjects.  These studies are relatively short in duration and provide a development path that is generally less costly and more streamlined than typical clinical development programs, which generally require studies demonstrating safety and efficacy.

Additionally, in August 2016, after review of our pre-IND submission of Corplex Memantine, the FDA concurred with our development plans for this product, including our proposal for pivotal studies based on the demonstration of bioequivalence between the Corplex Memantine and oral Namenda XR® extended release capsules.

In November 2016, we initiated our pilot bioequivalence study for Corplex Donepezil.  This pilot study is a three period, three-treatment, randomized crossover study in healthy subjects, and will compare the steady-state plasma concentrations of two different sizes of the transdermal product, which both utilize the same formulation, and the oral product after several weeks of treatment.  Based on the results of our earlier one-week Phase 1 PK study comparing Corplex Donepezil with oral Aricept, we projected that at steady state, the maximum plasma concentration and the area under the curve of plasma concentration of donepezil with the Corplex patch over the course of a week would be similar to the same measurements of oral Aricept.  Preliminary, interim steady state data from the pilot study are consistent with our projections.  As expected, the relatively larger patch has been observed to provide higher plasma concentrations compared to the smaller patch.  Based on the final pilot study results, which we anticipate will be available in the second calendar quarter of 2017, we will set the parameters of the pivotal study, including the final patch size, in order to be able to demonstrate statistical bioequivalence.

We expect to follow the same development pathway for Corplex Memantine and expect results from our PK study in the second half of calendar 2017.  We are planning to perform a pilot bioequivalence study during calendar 2018.  Assuming this is successful, we would plan to initiate a pivotal bioequivalence study in calendar 2019, which would enable review by the FDA and potential approval during calendar 2020.

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

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological and psychiatric disorders. The first project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of psychiatric conditions. Aequus reported positive results from a single dose Phase 1 bioavailability clinical trial in the first calendar quarter of

2016 and announced plans to initiate a follow-up repeat dose 28-day study starting in mid-January 2017 to evaluate the bioavailability and safety of this product candidate.

We also have ongoing feasibility agreements with several pharmaceutical and biotechnology companies involving our Corplex and MicroCor technologies, and are currently in active discussions with other parties for additional feasibility and partnering projects.

Components of Statements of Operations

Revenues

During the three months ended December 31, 2016 and 2015, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues —Product revenues consist of product sales to our partners and royalties and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues during the three months ended December 31, 2016 and 2015.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products manufactured and shipped to Teva and Mayne, along with profit sharing from the net profits earned by Teva and Mayne on the product. For the three months ended December 31, 2016, product revenues related to Clonidine TDS increased, compared to the same period in 2015. On August 2, 2016, Teva completed the acquisition of the generic business of Allergan, which resulted in a divestiture of the Clonidine TDS product to Mayne. We expect that our product revenues from Clonidine TDS in fiscal 2017 will be lower than fiscal 2016 as a result of a decline in sales of the product by Mayne.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products manufactured and shipped to Par, a wholly owned subsidiary of Endo.  In June 2015, we amended our agreements with Par, to modify the pricing and payment provisions and other business terms. The amended terms also included the elimination of the royalty obligations on future purchase orders and establish mutually agreeable transfer pricing. Product revenues related to Fentanyl TDS declined for the three months ended December 31, 2016, compared to the same period in 2015, as a result of a decrease in orders shipped, the amended terms of these agreements and the continued impact of increased competition from other generic companies. We expect that our product revenues from Fentanyl TDS in fiscal 2017 will be lower than fiscal 2016 as a result of continued increased competition. Fiscal 2016 was the last year during which royalties will be earned on Par’s sales of this product.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues increased for the three months ended December 31, 2016, compared to the same period in 2015, as a result of increased demand for current products, the launch of a new product in fiscal 2016 and global expansion of the products. We expect product revenues from P&G to increase in fiscal 2017, as compared to fiscal 2016, as demand for current products continues to increase globally and as new products may be launched.

Contract Research and Development Revenues —We also generate revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Contract research and development revenues decreased for the three months ended December 31, 2016, compared to the same period in 2015.  We expect our revenues from contract research and development to continue to decline until we enter later stages of development or initiate new product programs with partners.  Our contract research and development revenues for the three months ended December 31, 2016 were primarily derived from our development activities related to Twirla.

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

Cost of Contract Research and Development Revenues —We incur expenses related to our contract research and development revenues from our partner-funded and co-funded product development agreements. These expenses consist primarily of personnel costs, materials, supplies, and overhead costs. We generally expense all contract research and development costs, including costs to be subsequently reimbursed under development contracts, in the periods in which they are incurred. Our costs of contract research and development revenues will fluctuate depending on the timing and stage of our various partner programs. In certain cases, contract research and development costs exceed contract research and development revenues, either due to timing differences between expenses and revenues or due to the nature of the underlying contracts. We enter into certain research and development arrangements that we do not expect to be profitable because we expect the long-term benefits of those arrangements to outweigh the short-term costs. Furthermore, we have entered, and expect to continue to enter, into other research and development arrangements in which we will share the costs of development (co-development) with our partners, resulting in our costs significantly exceeding our revenues on such projects.

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

Interest Expense— Interest expense consists primarily of the interest charges associated with our long-term debt and our capital lease obligations. Our interest expense is paid periodically in cash, except when an allowable portion of the interest due is converted at our election into payment-in-kind, or PIK, notes. For further discussion, see “Liquidity and Capital Resources—Description of Certain Indebtedness.”

Results of Operations

Comparison of the Three Months Ended December 31, 2016 and 2015

	Three Months
	Ended December 31,		Change
(In thousands, except percentages)	2016	2015	$	%
Revenue:
Product revenues	$5,738	$5,972	$(234)	(4)%
Contract research and development revenues	963	1,270	(307)	(24)%
Other revenues	267	295	(28)	(9)%
Total revenues	6,968	7,537	(569)	(8)%
Costs and operating expenses:
Cost of product revenues	4,081	4,298	(217)	(5)%
Cost of contract research and development revenues	2,120	3,056	(936)	(31)%
Research and development expenses	5,998	4,457	1,541	35%
General and administrative expenses	3,005	3,017	(12)	—%
Amortization of intangible assets	177	159	18	11%
Total costs and operating expenses	15,381	14,987	394	3%
Loss from operations	(8,413)	(7,450)	(963)	(13)%
Interest income	28	30	(2)	(7)%
Interest expense	(2,042)	(1,977)	(65)	(3)%
Loss before income taxes	(10,427)	(9,397)	(1,030)	(11)%
Income tax expense	2	3	(1)	(33)%
Net loss and comprehensive loss	$(10,429)	$(9,400)	$(1,029)	(11)%

Revenues

Product revenues decreased $0.2 million, or 4%, for the three months ended December 31, 2016 compared to the same period in 2015. The decrease was primarily driven by a $1.4 million decrease in product revenues from Fentanyl TDS resulting from a decline in the number of units shipped.  The decrease was partially offset by a $0.9 million increase in product revenues from Crest Whitestrips due to increased global demand for current products and a new product that was launched in fiscal 2016, and a $0.3 million increase in product revenues from Clonidine TDS due to an increase in the number of units shipped.

Contract research and development revenues decreased $0.3 million, or 24%, for the three months ended December 31, 2016 compared to the same period in 2015. The decrease in contract research and development revenues was primarily a result of the termination of an ANDA development program and the completion of clinical supply for an ongoing NDA program.  The decreases were partially offset by an increase in revenues related to Twirla.

Cost of Product Revenues

Cost of product revenues decreased $0.2 million, or 5%, for the three months ended December 31, 2016 compared to the same period in 2015, primarily as a result of the lower level of production for the three months ended December 31, 2016 and certain products shipped during this period having been produced during the previous quarter.  The percentage decrease in cost of product revenues was consistent with the percentage decrease in product revenues.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues decreased $0.9 million, or 31%, for the three months ended December 31, 2016 compared to the same period in 2015, primarily as a result of a $0.8 million decrease in costs related to our partnered development programs, and a $0.4 million decrease in costs related to our co-development programs.  The decreases in cost of contract research and development revenues were partially offset by a $0.3 million increase related to the Twirla program.

While cost of contract research and development revenues decreased 31% for the three months ended December 31, 2016 compared to the same period in 2015, contract research and development revenues decreased by 24%. The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be incurred in full, or, in some cases, may accelerate the recognition of revenues. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in other periods. This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and, during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

Research and Development Expenses

Research and development expenses increased $1.5 million, or 35%, for the three months ended December 31, 2016 compared to the same period in 2015, reflecting increased investment in our proprietary programs.  This increase was primarily as a result of a $3.2 million increase in research and development funding for our product development programs for Alzheimer’s, including Phase 1 clinical studies for both Corplex Donepezil TDS and Corplex Memantine TDS and the initiation of the pilot study for Corplex Donepezil TDS.  The increased investment was partially offset by a $1.5 million decrease in research and development spending on the MicroCor PTH and other MicroCor-related projects.

General and Administrative Expenses

General and administrative expenses remained consistent for the three months ended December 31, 2016 compared to the same period in 2015.

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006 and have an accumulated deficit of $177.9 million as of December 31, 2016. We have financed our operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

We believe that our existing cash and cash equivalents, including the proceeds of the additional equity financing obtained subsequent to December 31, 2016, as disclosed in Note 14 to our financial statements, will not be sufficient to fund operations as currently planned through the next 12 months, which raises substantial doubt about our ability to continue as a going concern. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations.  Management intends to seek additional capital through collaborative or other funding arrangements with partners, equity and/or debt financings, or through other sources of financing. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

We are currently in compliance with the covenants under our term loan agreement with CRG based on our current forecast estimates and expectations. However, we anticipate that our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant beyond fiscal 2017. Failure to meet this covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $51.6 million, plus an early prepayment premium, to be immediately due and payable to CRG. We do not currently have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

The unaudited condensed financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our ability to secure new sources of revenue, obtain additional equity and/or debt financing, generate operating efficiencies, and reduce expenditures.  The unaudited condensed financial statements as of December 31, 2016 do not include any adjustments that might result from the outcome of this uncertainty.

On February 7, 2017, we completed an underwritten public offering pursuant to an effective shelf registration statement on Form S-3 (File No. 333-204025) of 6,666,667 shares of common stock at a public offering price of $3.00 per share.  We received net proceeds of approximately $18.5 million after deducting underwriting discounts and commissions and other issuance costs and expenses.  We have also granted the underwriters a 30-day option to purchase up to an additional 1,000,000 shares of our common stock in connection with the public offering.

Description of Certain Indebtedness — We have several credit facilities under which we have borrowed funds, including a term loan with CRG, and notes payable with lessors for tenant improvements to our leased facilities.  As of December 31, 2016, we were in compliance with all covenants under each of these credit facilities.

Our term loan agreement with CRG was amended in November 2014 to increase the principal amount of the term loan from $35.0 million to $45.0 million, excluding all then-current and future PIK notes.  The amended agreement extended the interest-only period to June 30, 2018, and continues to require that cash interest be paid quarterly at a simple annual rate of 15%, while continuing to permit us to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal, including all then-outstanding PIK notes, into additional PIK notes.  This PIK note option applies to all interest due on or prior to June 30, 2018.  Commencing on September 30, 2018, all then-outstanding principal, including the PIK notes, must be repaid quarterly in four equal installments, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. The agreement has financial covenants, including a minimum annual revenues requirement and a minimum liquidity requirement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement. On December 19, 2016, we and CRG entered into an Amendment Agreement No. 2, or CRG Amendment #2, to amend our term loan agreement with CRG. Pursuant to the CRG Amendment #2, we and CRG agreed to amend the minimum annual revenues covenant for the twelve month period ending June 30, 2017 such that we are now required to have minimum annual revenues of $25.0 million for that period in exchange for a fee equal to 1.0% of the aggregate principal amount of all loans and PIKs advanced by CRG to us under the term loan agreement, which will be due upon the loan maturity date of June 30, 2019 or upon the earlier acceleration of the loan pursuant to its terms. Based on the current loan balance and projected PIK borrowings, this fee is expected to be approximately $0.5 million. We have been in continuous compliance with these financial covenants since the inception of the loan.

As of December 31, 2016, the principal amount outstanding under the term loan agreement, including all PIK notes, was $51.6 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for an early prepayment premium, currently equal to 7.5% of the principal outstanding at the time of early prepayment, if we choose to repay principal prior to June 30, 2018, or upon other specified events, including a change of control.

We also have other credit facilities under which we have borrowed funds, including notes payable with lessors for tenant improvements made to leased facilities. For further details, see Note 8 to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed with the SEC on December 20, 2016.

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production and development of their products. This reduces our need for financing and lowers the manufacturing cost of these products for these partners, but generally limits our ability to use this equipment for our own or other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended December 31,
	2016	2015
Cash used by operating activities	$(6,075)	$(8,317)
Cash used by investing activities	(1,039)	(733)
Cash provided (used) by financing activities	356	(140)

Cash Flows from Operating Activities  — Cash used by operating activities for the three months ended December 31, 2016 was $6.1 million, which was primarily driven by our net loss of $10.4 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $1.9 million, were all consistent with normal operations. The $2.4 million cash provided by net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

$2.2 million in cash provided by a decrease in accounts receivable, primarily related to decreased partner receivables outstanding at December 31, 2016 compared to September 30, 2016 as a result of increased collections during the three months ended December 31, 2016;

•

$1.1 million in cash provided by an increase in accounts payable resulting primarily from the higher level of research and development expenses, including clinical trial costs incurred but not paid as of December 31, 2016; and

•

$0.5 million in cash provided by a decrease in inventories due primarily to the lower level of production and corresponding shipments during the three months ended December 31, 2016, partially offset by:

•

a $0.7 million use of cash from a decrease in accrued expenses and other current liabilities resulting primarily from decreases in accrued expenses related to payroll, partner cost true-up credits and clinical trial expenses;

•	a $0.2 million use of cash from an increase in unbilled accounts receivable, primarily as a result of a higher level of profit sharing receivable due on Clonidine TDS as of December 31, 2016;
•	a $0.1 million use of cash from a decrease in the recall liability, primarily reflecting the ongoing payments made on a quarterly basis to reduce this liability; and
•	a $0.1 million use of cash from an increase in prepaid expenses and other current assets, primarily as a result of increased prepaid deposits associated with clinical trial expenses.

Cash used by operating activities for the three months ended December 31, 2015 was $8.3 million, which was primarily driven by our net loss of $9.4 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $1.9 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under “—

Results of Operations—General and Administrative Expenses.”  The $0.8 million cash used by net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

a $1.5 million use of cash from a decrease in accounts payable primarily resulting from the lower level of research and development expenses, including clinical trial costs incurred but not paid as of December 31 2015;

•

a $1.0 million use of cash from a decrease in accrued expenses and other current liabilities, resulting primarily from the payment of accrued incentive compensation during the three months ended December 31, 2015; and

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

Cash Flows from Investing Activities  — Cash used by investing activities for the three months ended December 31, 2016 was $1.0 million, consisting of capital expenditures of $0.8 million for property and equipment to support operations, and expenditures of $0.2 million relating to acquisition of patent and licensing rights.

Cash used by investing activities for the three months ended December 31, 2015 was $0.7 million, consisting of capital expenditures of $0.5 million for property and equipment to support operations, and expenditures of $0.3 million relating to acquisition of patent and licensing rights.

Cash Flows from Financing Activities — Cash provided by financing activities for the three months ended December 31, 2016 was $0.4 million, consisting primarily of $0.2 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP and by $0.2 million provided from the exercise of stock options.

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

Contractual Obligations

On February 12, 2016, we entered into a 10-year lease agreement for facilities in Fremont, California, which was intended to replace our current headquarters in Menlo Park, California. On July 29, 2016, we exercised our termination right under Section 4.2 of the lease by providing the landlord with written notice to terminate the lease agreement effective immediately. On September 23, 2016, the landlord initiated legal proceedings seeking full enforcement of the lease.  For further details, see Item 1 of this Quarterly Report entitled “Legal Proceedings”.

Otherwise, as of December 31, 2016, there were no material changes in our commitments under contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Income Taxes

There have been no material changes under income taxes as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $33.1 million as of December 31, 2016.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market funds.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding long-term debt of $52.1 million as of December 31, 2016, of which $0.1 million was due within 12 months.  The interest rate of our borrowings under the term loan agreement with CRG is fixed.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

On September 23, 2016, a complaint was filed against us by LBA Realty Fund III-Company VII, LLC, a Delaware Limited Liability Company in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement dated February 12, 2016 between the landlord and us. The Complaint alleges that we breached the lease when we provided written notice to the landlord to terminate the lease on July 29, 2016 and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, we filed our answer generally denying the allegations and setting forth our defenses.  At the same time, we also filed a cross-complaint seeking compensatory damages, among other relief, for the landlord’s material breaches with respect to the lease agreement.  We have served an initial set of discovery, including third party subpoenas as well as discovery directed to LBA. The parties have agreed to engage in mediation. A Case Management Conference has been scheduled for January 23, 2018. A trial date of May 11, 2018 has been set. At this time, we are unable to assess whether any loss or adverse effect on our financial condition is reasonably possible as a result of this lawsuit or to estimate the range of any potential losses.  We do not believe that this lawsuit has any merit, and we plan to defend vigorously against this claim, while prosecuting our cross-complaint.

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

We have incurred significant operating and net losses since our inception. For fiscal 2016, we recorded net revenues of $33.0 million and net loss of $36.7 million. For fiscal 2015, we recorded net revenues of $40.9 million and net loss of $28.5 million. For the three months ended December 31, 2016, we recorded net revenues of $7.0 million and net loss of $10.4 million. As of December 31, 2016, we had stockholders’ deficit of $6.3 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near‑term as we expand our operations and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

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

Our product revenues from Clonidine TDS in fiscal 2016 and fiscal 2015 were $6.8 million and $6.8 million, respectively. The product revenues in fiscal 2016 remained consistent with those of fiscal 2015 as market share stabilized in the three-competitor marketplace. Fewer units sold and decreased unit pricing by Teva and Mayne directly reduces our profit sharing revenues. In August 2016, Teva completed its acquisition of the generic business of Allergan, which resulted in the divestiture of the Clonidine TDS product to Mayne, which could impact our product revenues for this product for fiscal 2017 and beyond as described in further detail in “—Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates and cause disruption in our business.”

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

The majority of our revenues come from only a few partners. For fiscal 2016, three partners, Teva/Mayne, Par/Endo and P&G, individually comprised approximately 22%, 20%, and 42%, respectively, of our total revenues and for the three months ended December 31, 2016, the same three partners individually comprised approximately 20%, 5%, and 58%, respectively. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases or their market pricing could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

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

The near‑term growth of our product revenues heavily relies on the approval and successful launch of Agile’s product candidate, the Twirla® contraceptive patch, also referred to as AG200‑15. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for Twirla, has conducted Phase 3 clinical studies and filed a New Drug Application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data and chemistry, manufacturing and control, or CMC, information, which must be addressed before approval can be granted. Accordingly, Agile has recently completed an additional Phase 3 clinical trial, and, in January 2017, Agile announced top-line data from its

Phase 3 clinical trial initiated after receipt of a Complete Response Letter from the FDA on its previous NDA filing.  Based on these data and other information relating to the manufacture of Twirla, Agile plans to resubmit its NDA in the first half of calendar 2017. We cannot assure you that Agile will be able to ultimately obtain regulatory approval for the Twirla product. If we or Agile fail to achieve any of these critical activities, or experiences significant delays in doing so, our near‑term growth prospects would be limited, and would create uncertainty around the value and usefulness of the Twirla manufacturing facility and equipment.

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

On February 12, 2016, we entered into a lease agreement for facilities in Fremont, California, which was intended to replace our current headquarters in Menlo Park, California.  On July 29, 2016, we exercised our termination right under Section 4.2 of the lease by providing the landlord with written notice to terminate the lease agreement effective immediately because the underlying premises were not delivered to us in accordance with the terms of the lease agreement.  The landlord objected to the written notice of termination and, on September 23, 2016, the landlord filed a complaint against us in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement. The complaint alleges that we breached the lease when we provided written notice to the landlord to terminate, and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, we filed our answer generally denying the allegations and setting forth our defenses.  At the same time, we also filed a cross-complaint seeking compensatory damages, among other relief, for the landlord’s material breaches with respect to the lease agreement.  We have served an initial set of discovery, including third party subpoenas as well as discovery directed to LBA.  The parties have agreed to engage in mediation. A Case Management Conference has been scheduled for January 23, 2018. A trial date of May 11, 2018 has been set.

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

We are exposed to the risk that our employees, partners, independent contractors, principal investigators, consultants, vendors and CROs may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activity that violates: (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. We have dismissed employees in the past for improper handling and theft of our product components, and although we reported their actions to all relevant authorities, any similar incidents or any other conduct that leads to an employee receiving an FDA debarment could result in a loss of business from our partners and severe reputational harm. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We believe that our existing cash and cash equivalents, including the proceeds of the additional equity financing obtained subsequent to December 31, 2016, as disclosed in Note 14 to our financial statements, will not be sufficient to fund operations as currently planned through the next 12 months, which raises substantial doubt about our ability to continue as a going concern. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations.  We intend to seek additional capital through collaborative or other funding arrangements with partners, equity and/or debt financings, or through other sources of financing. In the event that additional financing is required from outside sources, we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

We are currently in compliance with the covenants under our term loan agreement with CRG based on our current forecast estimates and expectations. However, we anticipate that our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant beyond fiscal 2017. Failure to meet this covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $51.6 million, plus penalties, to be immediately due and payable to CRG. We do not currently have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

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

We have incurred significant operating and net losses since our inception and expect to continue to incur net operating losses for at least the next several years. Without additional sources of capital, these conditions raise substantial doubt about our ability to continue as a going concern, which means that without additional external funding, we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our independent registered public accounting firm included an explanatory paragraph with respect to this uncertainty in its report that is included with our financial statements in our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Such an opinion may materially and adversely affect the price per share of our common stock and may otherwise limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns with respect to our ability to discharge our contractual obligations.

We have prepared our financial statements on a going concern basis, which contemplates that we will be able to realize our assets and discharge our liabilities and commitments in the ordinary course of business. Our financial statements included with our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2016 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of December 31, 2016, the amount of our total long-term debt was approximately $52.1 million, which is primarily pursuant to our term loan agreement with CRG, formerly Capital Royalty. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding payment-in-kind, (“PIK”) notes), extend the maturity date to June 30, 2019, and extend the quarterly interest‑only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018. On December 4, 2014, we borrowed the remaining $10.0 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement, and, on December 19, 2016, the term loan agreement was amended again to modify the financial covenants with respect to the minimum annual revenues requirement (for the 12 months ending June 30, 2017), all as described in further detail in “—The terms of our term loan agreement place restrictions on our operating and financial flexibility.”

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

As of September 30, 2016, we had net operating loss carry forwards (“NOLs”) for federal and state income tax purposes of $137.4 million and $21.7 million, respectively. If not utilized, these NOLs will expire beginning in 2026 and 2017 for federal and state income tax purposes, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre‑change NOLs, and other pre‑change tax attributes (such as research and development tax credits) to offset its post‑change income may be limited. We believe that, with our initial public offering (the “IPO”) and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our results of operations and liquidity could be materially negatively affected by market fluctuations and economic downturn.

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

Our near‑term revenue growth is dependent on the ability of our partner Agile to gain FDA approval of the Twirla transdermal contraceptive patch and to bring this product to market. Our collaboration partner Agile has conducted Phase 3 clinical studies and filed an NDA with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter in February 2013 identifying certain issues, including a request for additional clinical data and chemistry, manufacturing and control, or CMC, information, which must be addressed before approval can be granted. In addition, in light of Mylan’s introduction of a generic version of the Ortho Evra contraceptive patch in April 2014, the Twirla product may face additional competition, assuming it is approved and commercialized. We cannot assure you that Agile will be able to obtain regulatory approval for the Twirla product, or successfully commercialize the product, which would limit our near‑term growth prospects, and would create uncertainty around the value and usefulness of our Twirla manufacturing facility and equipment.

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

We have begun consultations with non-U.S. regulatory bodies. For example, we have received formal feedback from one major European country that the bioequivalence regulatory pathway is likely to be available in that country and we are awaiting formal feedback on the potential regulatory pathway from another major European country. If non-U.S. regulatory bodies determine that the bioequivalence pathway is not available, we will need to perform expensive, time-consuming efficacy studies to obtain regulatory approval in the relevant non-U.S. jurisdictions or we will not be able to commercialize our Alzheimer’s product candidates in these jurisdictions.

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

Undesirable side effects caused by product candidates could cause us, or our partners, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us, or our partners, to cease further development of or deny approval of product candidates for any or all targeted indications. The drug‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

The labeling for our Fentanyl TDS product, which is common to all fentanyl transdermal products, includes warnings of serious adverse events relating to abuse potential, respiratory depression and death, and risks relating to accidental exposure, drug interactions and exposure to heat.

Agile has conducted three Phase 3 clinical studies of its product candidate, Twirla. The safety population in the first two of these studies included patients who received at least one dose of either Twirla or a combination oral contraceptive. In the combined safety population of Agile’s Phase 3 trials, there were a total of 22 serious adverse events, or SAEs, of which 16 were from the Twirla group and, three (0.2% of the overall Twirla safety population) of which were considered to be possibly related to the study drug. In the third Phase 3 clinical trial, which was completed in December 2016 and enrolled 2,032 women, 1.7% of those participants experienced serious adverse events, and 0.6% of the subjects had SAEs that were considered potentially study drug related. Agile believes that Twirla will have a label consistent with other marketed hormonal contraceptive products containing ethinyl estradiol and levonorgestrel, including labeling that warns of risks of certain serious conditions, including venous and arterial blood clot events, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension. Regulatory authorities may require the inclusion of additional statements in the Twirla label, which may include a “black box” warning or contraindication. Based on guidance received from the FDA following the first two Phase 3 clinical trials, Agile conducted this additional confirmatory Phase 3 clinical trial, and plans to resubmit its NDA in the first half of calendar 2017.

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

Likewise, the annual Medicare Physician Fee Schedule update, which, until recently, was based on a target-setting formula system called the Sustainable Growth Rate (“SGR”), was adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR was linked to the growth in the U.S. gross domestic product (“GDP”), the SGR formula often resulted in a negative payment update when growth in Medicare beneficiaries’ use of services exceeded GDP growth.  Congress repeatedly intervened to delay the implementation of negative SGR payment updates.  For example, on April 1, 2014, with the enactment of the Protecting Access to Medicare Act of 2014, Congress prevented the 24 percent cut that was to occur by continuing the previously implemented 0.5% payment increase through December 31, 2014 and maintaining a 0% payment update from January 1, 2015 through March 31, 2015.  However, on April 14, 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, which was signed into law by President Obama on April 16, 2015.  This law repeals the SGR methodology from the physician payment formula, institutes a 0% update to the Medicare Physician Fee Schedule for the January 1 to July 1, 2015 period, a 0.5% payment update for July 2015 through the end of 2019, and a 0% payment update for 2020 through 2025.  For 2026 and subsequent years, the payment update will be either 0.75% or 0.25%, depending on which Alternate Payment Model the physician participates. In addition, there is increasing legislative attention to opioid abuse in the United States, including passage of the 2016 Comprehensive Addiction and Recovery Act and the 21st Century Cures Act (the “Cures Act”), which, among other things, strengthens state prescription drug monitoring programs and expands educational efforts for certain populations.  The Cures Act, which was signed into law on December 13, 2016 also, among other things, requires the manufacturer of an investigational drug for a serious disease or condition to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

We expect that the new Presidential Administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the 2010 Affordable Care Act.  The House and Senate have recently passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate.  President Trump has also recently issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law.  There is still uncertainty with respect to the impact President Trump’s Administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us

We also expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures, and may adversely affect our operating results.

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

As is common in the biotechnology and pharmaceutical industry, certain of our employees were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of consultants to assist us in the development of our products and product candidates, many of whom were previously employed at, or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees and consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims. Even if we are successful in defending against any such claims, any such litigation could be protracted, expensive, a distraction to our management team, not viewed favorably by investors and other third parties, and may potentially result in an unfavorable outcome.

Risks Relating to Ownership of our Common Stock

Our principal stockholder has substantial control over our business, which may be disadvantageous to other stockholders.

Essex Woodlands Health Venture Fund VII, L.P., together with certain of its affiliates, which together we refer to as Essex Woodlands, collectively beneficially owns or controls approximately 32% of the voting power of our outstanding common stock. In addition, Ron Eastman, a Managing Director of Essex Woodlands, is a member of our board of directors. As a result of its ability to control a significant percentage of the voting power of our outstanding common stock, Essex Woodlands may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Essex Woodlands may have interests that are different from those of other stockholders. Moreover, this concentration of share ownership makes it difficult for other stockholders to replace directors and management without the consent of Essex Woodlands. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in a company with a single stockholder with this level of control.

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

We have begun a process of transitioning from our previous financial tracking system to an updated enterprise resource planning system, but have not determined the timing for such a transition. Our current system has been in place since our founding and the transition will be costly and require new training and extensive changes to our system of internal financial reporting. There is no guarantee that we will be able to transition smoothly and maintain effective internal controls over the reporting process during this transition.

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

On December 30, 2015, we entered into a sales agreement with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”) pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of its Common Stock with aggregate proceeds of up to $20.0 million.  As of December 31, 2016, all of the shares of Common Stock available for sale pursuant to the sales agreement remained available to be sold, subject to certain conditions as specified in the sales agreement, and sales of these shares could have a material adverse effect on the market price of our common stock.

In addition, on December 30, 2015, we filed a registration statement on Form S-3 (File No. 333-208800), which was declared effective by the SEC on January 20, 2016, to register for resale 9,353,304 shares of our common stock held by Essex Woodlands, or approximately 32% of our total outstanding shares of common stock as of the date of this report. As a result, such shares are freely tradable under the Securities Act of 1933, as amended (the “Securities Act”), and sales of these shares could have a material adverse effect on the market price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on February 14, 2017.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)