Form 10-Q
period 2017-03-31
Corium International, Inc.
filed 2017-05-12
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 9, 2017, there were approximately 29,232,292 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of March 31,	As of September 30,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$40,574	$39,833
Accounts receivable	3,440	4,336
Unbilled accounts receivable	183	346
Inventories	2,668	2,424
Prepaid expenses and other current assets	797	1,341
Total current assets	47,662	48,280
Restricted cash	666	666
Property and equipment, net	11,966	11,147
Intangible assets, net	7,221	7,057
TOTAL ASSETS	$67,515	$67,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,674	$2,737
Accrued expenses and other current liabilities	4,365	4,271
Long-term debt, current portion	62	77
Capital lease obligations, current portion	—	72
Recall liability, current portion	330	460
Deferred contract revenues, current portion	241	355
Total current liabilities	8,672	7,972
Long-term debt, net of current portion	51,485	50,966
Recall liability, net of current portion	1,717	1,859
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	65,374	64,297
Commitments and contingencies
Stockholders’ equity:
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 29,232,292 and 22,391,631 shares issued and outstanding as of March 31, 2017 and September 30, 2016	29	22
Additional paid-in capital	191,066	170,319
Accumulated deficit	(188,954)	(167,488)
Total stockholders’ equity	2,141	2,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,515	$67,150

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenues:
Product revenues	$4,657	$5,694	$10,395	$11,666
Contract research and development revenues	2,421	975	3,384	2,245
Other revenues	267	293	534	588
Total revenues	7,345	6,962	14,313	14,499
Costs and operating expenses:
Cost of product revenues	2,876	4,000	6,957	8,298
Cost of contract research and development revenues	2,794	2,803	4,914	5,859
Research and development expenses	7,530	5,593	13,528	10,050
General and administrative expenses	2,999	2,973	6,004	5,990
Amortization of intangible assets	178	162	355	321
Loss on disposal of equipment	—	2	—	2
Total costs and operating expenses	16,377	15,533	31,758	30,520
Loss from operations	(9,032)	(8,571)	(17,445)	(16,021)
Interest income	44	58	72	88
Interest expense	(2,049)	(1,971)	(4,091)	(3,948)
Loss before income taxes	(11,037)	(10,484)	(21,464)	(19,881)
Income tax expense	—	—	2	3
Net loss and comprehensive loss	$(11,037)	$(10,484)	$(21,466)	$(19,884)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.47)	$(0.88)	$(0.89)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,487,493	22,255,365	24,448,166	22,221,666

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

Condensed Statement of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - September 30, 2016	22,391,631	$22	$170,319	$(167,488)	$2,853
Issuance of common stock in connection with public offering, net of issuance costs	6,666,667	7	18,507	—	18,514
Issuance of common stock under Employee Stock Purchase Plan	69,886	—	225	—	225
Issuance of common stock upon exercise of stock options	96,608	—	224	—	224
Restricted stock units vested and released	7,500	—	—	—	—
Stock-based compensation expense	—	—	1,791	—	1,791
Net loss and comprehensive loss	—	—	—	(21,466)	(21,466)
Balance - March 31, 2017	29,232,292	$29	$191,066	$(188,954)	$2,141

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(21,466)	$(19,884)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	577	942
Loss on disposal of equipment	—	2
Amortization of intangible assets	355	321
Noncash amortized debt issue costs on long-term debt and capital leases	170	103
Noncash amortized discount on long-term debt and capital leases	8	10
Stock-based compensation expense	1,791	1,649
Issuance of payment-in-kind notes in lieu of cash interest payments	909	882
Changes in operating assets and liabilities:
Accounts receivable	896	929
Unbilled accounts receivable	163	49
Inventories	(244)	(311)
Prepaid expenses and other current assets	544	412
Accounts payable	945	(566)
Accrued expenses and other current liabilities	(450)	(203)
Deferred contract revenues	(114)	207
Recall liability	(272)	(386)
Net cash used by operating activities	(16,188)	(15,844)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,404)	(624)
Payments for patents and licensing rights	(519)	(435)
Change in restricted cash	—	(666)
Net cash used by investing activities	(1,923)	(1,725)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	18,514	—
Payment of transaction costs associated with issuance of long-term debt	—	(200)
Principal payments on long-term debt	(38)	(35)
Principal payments on capital lease obligations	(73)	(402)
Proceeds from exercise of stock options	224	166
Proceeds from issuance of common stock under Employee Stock Purchase Plan	225	267
Net cash provided (used) by financing activities	18,852	(204)
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	741	(17,773)
CASH AND CASH EQUIVALENTS — Beginning of period	39,833	72,218
CASH AND CASH EQUIVALENTS — End of period	$40,574	$54,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,003	$2,954
Cash paid for income taxes	$2	$3
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$165	$223
Unpaid transaction costs associated with issuance of long-term debt	$544	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of March 31, 2017, statements of operations and comprehensive loss for the three and six months ended March 31, 2017 and 2016, statement of stockholders’ equity for the six months ended March 31, 2017, and statements of cash flows for the six months ended March 31, 2017 and 2016 are all unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2017, its results of operations for the three and six months ended March 31, 2017 and 2016, and its cash flows for the six months ended March 31, 2017 and 2016. The financial data and the other financial information contained in these notes to the financial statements related to the six-month periods are also unaudited. The results of operations for the six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2017 or for any future annual or interim period. The balance sheet as of September 30, 2016 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Liquidity

With the exception of fiscal 2013, the Company has incurred losses from operations since fiscal 2006 and has an accumulated deficit of $189.0 million as of March 31, 2017. The Company has financed its operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

The Company believes that its existing cash and cash equivalents will not be sufficient to fund operations as currently planned through the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations.  Management intends to seek additional capital through collaborative or other funding arrangements with partners, equity and/or debt financings, or through other sources of financing. In the event that additional financing is required from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of the Company’s business plans, and its business, operating results and financial condition would be adversely affected.

The Company is currently in compliance with the covenants under the Company’s term loan agreement with CRG, a structured debt and equity investment management firm. However, the Company anticipates that, based on its current operating plan and without securing additional sources of external funding, its current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant beyond fiscal 2017. Failure to meet this covenant would be considered an event of default on the Company’s debt obligation, and could result in the acceleration of the Company’s existing indebtedness, causing the outstanding principal of approximately $52.0 million, plus an early prepayment premium, to be immediately due and payable to CRG. The Company does not currently have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed financial statements as of March 31, 2017 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to secure new sources of revenue, obtain additional equity and/or debt financing, generate operating efficiencies, and reduce expenditures.  The unaudited condensed financial statements as of March 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

Estimates and assumptions are required to be used by management in the preparation of financial statements in conformity with U.S. GAAP that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of operating revenues and operating expenses during the reporting period. Those estimates and assumptions affect revenue recognition, deferred revenues, impairment of long-lived assets, determination of fair value of stock-based awards and other debt- and equity-related instruments, accounting for clinical trial expenses and accounting for income taxes. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

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

For the three and six months ended March 31, 2017, three partners accounted for 91% and 92% of the Company’s revenues and three partners accounted for 95% of accounts receivable as of March 31, 2017. For the three and six months ended March 31, 2016, four partners accounted for 95% of the Company’s revenues. As of September 30, 2016, four partners accounted for 84% of accounts receivable.

Restricted Cash

The Company’s restricted cash consists solely of cash maintained in a separate deposit account used to secure a letter of credit issued by a bank to a former landlord pursuant to a terminated lease agreement. The Company has classified the restricted cash as noncurrent on the condensed balance sheet.

Comprehensive Income (Loss)

For the three and six months ended March 31, 2017 and 2016, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

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

The Company did not have any transfers between Level I, II and III of the fair value hierarchy during the six months ended March 31, 2017.  The Company’s policy is to determine the need for transfers between levels at the end of the reporting period when circumstances in the underlying valuation criteria are evaluated for changes requiring transfer between levels.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of March 31, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$40,620	$—	$—	$40,620

	As of September 30, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$39,950	$—	$—	$39,950

The Company did not have Level II or Level III liabilities as of March 31, 2017 and September 30, 2016.

The carrying values of the Company’s long-term debt reflects the principal amount, adjusted for any unamortized debt issuance costs and discount. The following financial liabilities have carrying values that differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (Level III valuation) (in thousands):

	As of March 31, 2017
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$51,547	$52,526	$979

	As of September 30, 2016
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$51,043	$51,649	$606

3.  Inventories

Inventories consist of the following (in thousands):

	As of March 31,	As of September 30,
	2017	2016
Raw materials	$1,354	$1,307
Work in process	1,231	411
Finished goods	83	706
Total inventories	$2,668	$2,424

4. Long-Term Debt

Outstanding long-term debt consists of the following (dollars in thousands):

	As of March 31,	As of September 30,
	2017	2016
Term loan agreement expiring June 30, 2019, less unamortized issuance costs of $919 and $544 and unamortized discount of $35 and $43 as of March 31, 2017 and September 30, 2016. See terms of the agreement below.	$51,088	$50,546
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due September 2017	17	34
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	442	463
Total	51,547	51,043
Less current portion	62	77
Long-term portion	$51,485	$50,966

On July 13, 2012, the Company completed a $35.0 million term loan agreement with CRG, a structured debt and equity investment management firm. In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement. On November 14, 2014, the agreement was amended to, among other things, increase the principal amount available under the term loan by $10.0 million, extend the interest-only period to June 30, 2018, and extend the maturity from June 30, 2017 to June 30, 2019. The amended agreement provides for a maximum borrowing of $45.0 million, excluding PIK notes, as defined below. The amended agreement requires interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on June 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contains a provision whereby the Company can, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into additional notes (payment-in-kind (“PIK”) notes). Amounts outstanding under the term loan agreement are collateralized by all of the Company’s assets. The amended agreement also provides for an early prepayment premium, the amount of which varies with the date on which prepayment is made, if the Company chooses to repay principal prior to June 30, 2018 or upon other specified events, including a change of control. On December 4, 2014, the Company borrowed the remaining $10.0 million of principal provided for in the amended agreement. As of March 31, 2017 and September 30, 2016, the Company had converted $7.0 million and $6.1 million of interest into PIK notes, each of which added to the then-outstanding principal, and is included in the balances shown as of those dates. As of March 31, 2017, the principal amount outstanding under the term loan agreement, including all PIK notes, was $52.0 million.

The term loan agreement was amended in December 2016 to modify the financial covenants for minimum annual revenues (beginning with the 12 months ended June 30, 2017) in exchange for a fee equal to 1.0% of the aggregate principal amount of all loans and PIKs advanced by CRG to the Company under the term loan agreement. This fee will be due upon the loan maturity date of June 30, 2019 or upon the earlier acceleration of the loan pursuant to its terms.  Based on the current loan balance and projected PIK borrowings, this fee is expected to be approximately $0.5 million. The Company has been in continuous compliance with the financial covenants since the inception of the loan.

5. Contingencies

The Company may be subject to legal proceedings and litigation arising in the ordinary course of business. Management is not aware of any legal matters in which the final disposition is expected to have a material effect on the business, except as noted below.

On September 23, 2016, a complaint was filed against the Company by LBA Realty Fund III-Company VII, LLC, a Delaware Limited Liability Company (the “Landlord”), in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement dated February 12, 2016 between the Landlord and the Company. The complaint alleges that the Company breached the lease when the Company provided written notice to the Landlord to terminate the lease on July 29, 2016 and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, the Company filed its answer generally denying the allegations and setting forth its defenses.  At the same time, the Company filed a cross-complaint seeking compensatory damages, among other relief, for the Landlord’s material breaches with respect to the lease agreement.  The parties have exchanged an initial round of discovery, including third party subpoenas. The parties have also participated in an initial mediation, and agreed to participate in further mediation after further discovery has taken place. A Case Management Conference has been scheduled for January 23, 2018. A trial date of May 11, 2018 has been set. At this time, the Company is unable to assess whether any loss or adverse effect on the Company’s financial condition is reasonably possible as a result of this lawsuit or to estimate the range of any potential losses.  Accordingly, the Company has not accrued any liability associated with this complaint. The Company does not believe that this lawsuit has any merit, and plans to defend vigorously against this claim, while prosecuting its cross-complaint.

6.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Mayne	$796	$—	$2,203	$—
Teva	—	1,277	—	2,795
Endo / Par	—	1,778	363	3,593
P&G	4,092	2,815	8,113	5,902
Agile	1,782	762	2,860	1,415
Other	675	330	774	794
Total revenues	$7,345	$6,962	$14,313	$14,499

Included in total revenues above are royalties and profit sharing, which totaled $0.1 million and $0.5 million for the three and six months ended March 31, 2017, compared to $0.5 million and $1.2 million for the corresponding periods in 2016.

In March, 2017, Mayne acquired the marketing rights to the Fentanyl Transdermal System, or TDS, manufactured by the Company.  This product is an AB-rated generic equivalent to Duragesic®, indicated for the management of pain in opioid-tolerant patients.

7.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions occurring from fiscal 2008 through fiscal 2013. The warrants were recorded as equity instruments at the date of their issuances based on the terms of the warrants.

As of March 31, 2017 and September 30, 2016, warrants to purchase 51,386 shares of common stock, on an as‑converted basis, were outstanding with a weighted-average exercise price of $9.26 per share. All of the common stock warrants are exercisable at any time up to ten years from issuance. These warrants expire at various dates between December 2020 and November 2021. The fair value of these warrants was recorded in stockholders’ equity upon issuance.

8.  Convertible Preferred Stock, Common Stock and Stockholders' Equity

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of March 31, 2017 and September 30, 2016 with a par value of $0.001 per share. No preferred stock was outstanding as of those dates.

Common Stock

In February 2017, the Company completed an underwritten public offering pursuant to an effective shelf registration statement on Form S-3 (File No. 333-204025) of 6,666,667 shares of common stock at a public offering price of $3.00 per share.  The Company received net proceeds of $18.5 million after deducting underwriting discounts and commissions and other issuance costs and expenses of $1.5 million.

The Company was authorized to issue up to 150.0 million shares of common stock as of March 31, 2017 and September 30, 2016 with a par value of $0.001 per share. As of March 31, 2017, there were 29,232,292 shares of common stock outstanding and as of September 30, 2016, there were 22,391,631 shares of common stock outstanding.

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

9.  Stock-Based Compensation

Equity Incentive Plans

As of March 31, 2017 and September 30, 2016, the Company had three equity incentive plans, all of which are sponsored by the Company. On March 19, 2014, the Company’s board of directors approved the adoption of the 2014 Equity Incentive Plan (the "2014 Plan"), which is the only plan under which the Company can issue shares. Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which was adopted in November 2012 and was replaced by the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees (including officers), non-employee directors and consultants of the Company. The Company also sponsored the 2002 Stock Option Plan that expired in 2012. The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan will be automatically increased by up to 4% of the number of shares of common stock outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 10, 2017 and January 11, 2016, the Company’s board of directors authorized an increase of 902,298 and 888,776 shares to be added to the total number of shares of common stock issuable under the 2014 Plan. As of March 31, 2017 and September 30, 2016, the Company had reserved 5,328,170 and 4,529,980 shares of common stock for issuance pursuant to the 2014 Plan. As of March 31, 2017 and September 30, 2016, the Company had 1,170,378 and 1,192,476 shares of common stock available for issuance pursuant to the 2014 Plan.

Stock Options

The exercise price of each stock option granted under the Corium Plans is required to be no less than the fair market value of the Company’s common stock on the date of the grant. The maximum term of stock options granted under the Corium Plans is ten years and the vesting period is typically four years.

A summary of stock option activity under the Corium Plans during the six months ended March 31, 2017 is as follows:

		Weighted	Weighted Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Life (Years)	(In thousands)
Balance - September 30, 2016	3,307,504	$4.69	6.57	$5,538
Options granted	862,450	$4.54
Options exercised	(96,608)	$2.32
Options forfeited / cancelled	(18,054)	$7.05
Balance - March 31, 2017	4,055,292	$4.71	6.97	$2,680

Options exercisable - March 31, 2017	2,518,884	$4.05	5.77	$2,644
Options vested and expected to vest - March 31, 2017	3,898,380	$4.67	6.88	$2,676

All outstanding stock options under the Corium Plans as of March 31, 2017 have an exercise price between $2.12 and $14.12 per share.

The weighted-average fair value of the stock options granted for the six months ended March 31, 2017 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	March 31, 2017
Expected term (in years)	5.27	-	6.77
Risk-free interest rate	2.00%	-	2.31%
Expected volatility	76%	-	79%
Expected dividend rate		0%

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

Restricted Stock Unit Awards

The fair value of restricted stock unit awards is determined on the grant date based on the fair value of the Company’s common stock. The restricted stock unit awards granted under the 2014 Plan have a maximum term of ten years and vest over a four-year period.

A summary of restricted stock unit award activity under the Corium Plans during the six months ended March 31, 2017 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested - September 30, 2016	30,000	$7.94
Granted	80,000	4.59
Vested and released	(7,500)	7.94
Forfeited	—	—
Nonvested - March 31, 2017	102,500	$5.33

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

On January 1 of each year during the ten-year term of the plan, the number of shares issuable under the 2014 ESPP can be increased by up to 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or a lesser number agreed to by the Company’s board of directors. On January 10, 2017 and January 11, 2016, the Company’s board of directors reserved an additional 267,565 and 257,631 shares of common stock for issuance pursuant to the 2014 ESPP. No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company's stockholders. As of March 31, 2017 and September 30, 2016, there were 701,368 and 503,689 shares of common stock available for issuance pursuant to the 2014 ESPP.

For the three and six months ended March 31, 2017, the Company recorded stock-based compensation expense related to the 2014 ESPP of $70,000 and $164,000, compared to $61,000 and $138,000 for the corresponding periods in 2016. For the six months ended March 31, 2017 and 2016, the Company issued 69,886 and 56,758 shares of common stock to employees related to the 2014 ESPP.

The fair value of the purchase rights granted under the 2014 ESPP for each of the two year offering periods beginning May 20, 2016 and November 20, 2016 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in the offering period using the following assumptions:

	As of
	March 31, 2017
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

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three and six months ended March 31, 2017 and 2016 is classified in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Cost of product revenues	$105	$89	$206	$164
Cost of contract research and development revenues	58	49	108	92
Research and development	176	183	327	340
General and administrative	583	550	1,150	1,053
Total stock-based compensation	$922	$871	$1,791	$1,649

As of March 31, 2017, there was a total of $6.0 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards under the Corium Plans, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.4 years.

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

In October 2012, the Company reached a revised settlement related to the two recalls, which provided for a total and combined remaining liability of $5.0 million as of the settlement date. The revised liability will be repaid through quarterly payments in arrears based on a percentage of the average of the total net revenues recorded by the Company in those prior periods related to Fentanyl TDS, and may be pre-paid by the Company in its discretion. These quarterly payments have been paid to Actavis since July 1, 2013. In April 2017, the Company and Actavis mutually agreed to extend the provision for quarterly payments through April 1, 2019, and agreed that, to the extent that the revised settlement liability has not been fully repaid as of April 30, 2019, the remaining liability, if any, will be converted into the most recent form of capital stock issued by the Company in connection with a financing, at the price per share of that financing. The revised liability does not accrue interest.

During the three and six months ended March 31, 2017, the Company made settlement payments to Actavis of $0.1 million and $0.3 million compared to $0.2 million and $0.4 million for the corresponding periods in 2016. The outstanding balance of the recall liability was $2.0 million and $2.3 million as of March 31, 2017 and September 30, 2016.

11.  Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during the three months ended March 31, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Basic and diluted net loss per share
Net loss attributable to common stockholders, basic and diluted	$(11,037)	$(10,484)	$(21,466)	$(19,884)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,487,493	22,255,365	24,448,166	22,221,666
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.47)	$(0.88)	$(0.89)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Stock options to purchase common stock	4,055,292	3,412,182	4,055,292	3,412,182
Unvested restricted stock unit awards	102,500	30,000	102,500	30,000
Shares authorized under the 2014 ESPP	701,368	573,402	701,368	573,402
Common stock warrants	51,386	51,386	51,386	51,386

12.  Income Taxes

The Company did not record a provision for Federal income taxes for the six months ended March 31, 2017 because it expects to generate a net operating loss for the year ending September 30, 2017. The income tax expense of $2,000 and $3,000 for the six months ended March 31, 2017 and 2016 represents minimum statutory payments due in the states in which the Company is subject to taxation. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

14. Subsequent Events

On April 25, 2017, the Company and P&G entered into a commercial supply agreement (the “Supply Agreement”), effective May 1, 2017.  Pursuant to the Supply Agreement, the Company will continue to produce and supply to P&G oral care products that are sold under the brand name Crest Whitestrips, using volume-based pricing tiers. The Supply Agreement will remain in effect until March 31, 2022, absent early termination for material uncured breach.

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

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience with advanced transdermal and transmucosal delivery systems. We have multiple proprietary programs in preclinical and clinical development focusing primarily on the treatment of neurological disorders, with two lead programs in Alzheimer’s disease. We have developed and are the sole commercial manufacturer of seven prescription drug and consumer products for our marketing partners. We have two proprietary transdermal platforms: Corplex™ for small molecules and MicroCor®, a biodegradable microstructure technology for small molecules and biologics, including vaccines, peptides and proteins.  Our late-stage pipeline includes a contraceptive patch co-developed with Agile Therapeutics, or Agile, that recently completed Phase 3 trials, and additional transdermal products that are being developed with other partners.

We have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. Our partners include Mayne Pharma Inc., or Mayne, The Procter & Gamble Company, or P&G, Agile, and Aequus Pharmaceuticals, Inc., or Aequus, as well as several other multinational pharmaceutical companies. All of our current commercial products are distributed, promoted and marketed by our partners.

The following table identifies: (1) products we have developed that are marketed by our partners, (2) products we have developed with our partners that are in clinical trials and that our partners have permitted us to disclose, (3) products in our proprietary pipeline, and (4) products currently awaiting Food and Drug Administration, or FDA, approval.

Partner	Product/Candidate	Application	Status
Mayne	Clonidine TDS	Hypertension	Marketed
Mayne	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	Phase 3 Completed
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a Completed
Self-funded	Donepezil TDS	Alzheimer's	Pilot BE Completed
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Aequus	Aripiprazole TDS	Psychiatric Disorders	Phase 1
Self-funded	Ropinirole TDS	Parkinson's	Preclinical
Self-funded	MicroCor Zolmitriptan	Migraine	Preclinical
Mayne	ANDA	Motion Sickness	ANDA Filed

In August 2016, Mayne acquired the Clonidine Transdermal Delivery System, or TDS, and the product-related agreements from Teva Pharmaceuticals USA, Inc., or Teva, as a result of a Federal Trade Commission, or FTC, consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc, or Allergan. Mayne currently sells Clonidine TDS throughout the United States. The product was originally developed in 2004, with Barr Laboratories, Inc., or Barr, and was commercially launched in 2010 by Barr’s successor, Teva.

In March, 2017, Par, which was acquired by Endo Pharmaceuticals, or Endo, in September 2015, transferred the commercial rights to the Fentanyl TDS product to Mayne. Par had originally acquired the product as a result of an FTC-mandated divestiture of Fentanyl TDS from Actavis Inc., or Actavis, in connection with the merger of Actavis with Watson Pharmaceuticals, Inc. Mayne currently sells Fentanyl TDS throughout the United States. We began the development of Fentanyl TDS with Abrika LLLP in May 2002, and Abrika was subsequently acquired by Actavis in 2007. Actavis commercially launched Fentanyl TDS in 2007.

Our partnership with P&G began in 2005 with the development of the various products under the Crest® Whitestrips label, the first of which P&G commercially launched in 2009. P&G currently sells Crest Whitestrips products in North America and internationally.

In addition to commercialized products, we have a number of product candidates in late stages of development. One of these products is Twirla, which is an investigational combination hormonal contraceptive transdermal patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives over seven days. In January 2017, Agile announced top-line data from a completed Phase 3 clinical trial that it had initiated after receipt of a Complete Response Letter from the FDA in connection with its previous New Drug Application, or NDA, filing. Based on these data and other information relating to the manufacture of Twirla, Agile plans to resubmit its NDA by the end ofthe first half of calendar 2017 and has indicated that, assuming a six-month review, FDA approval for Twirla is possible by the end of calendar 2017. We are the exclusive manufacturer of this product for Agile.

We are developing several additional products utilizing our proprietary technologies that we advanced into human clinical trials during 2015 and 2016. Our two lead central nervous system product candidates are for the transdermal treatment of Alzheimer’s disease and incorporate the two most commonly-prescribed drugs already approved by the FDA for this disease: donepezil and memantine.

Our donepezil and memantine candidates first entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced positive results for several donepezil and memantine clinical trials throughout fiscal 2016. In April 2016, we received positive feedback from the FDA on our pre-Investigational New Drug, or pre-IND, submission that outlined our proposed 505(b)(2) regulatory pathway for Corplex Donepezil based on a demonstration of bioequivalence. Specifically, the FDA advised us that if we can adequately demonstrate bioequivalence between Corplex Donepezil and oral Aricept in our planned bioequivalence studies, additional clinical efficacy studies would not be required. Bioequivalence clinical studies are designed to assess the biological equivalence of pharmaceutical products based on their pharmacokinetic, or PK, profiles, and are generally performed in healthy subjects. These studies are relatively short in duration and provide a development path that is generally less costly and more streamlined than typical clinical development programs, which generally require studies demonstrating safety and efficacy.

Additionally, in August 2016, after review of our pre-IND submission of Corplex Memantine, the FDA concurred with our development plans for this product, including our proposal for a pivotal study based on the demonstration of bioequivalence between the Corplex Memantine and oral Namenda XR® extended release capsules.

In late fiscal year 2016, we initiated our pilot bioequivalence study for Corplex Donepezil, and we completed the study in April 2017. The pilot bioequivalence study was a six-month, three-period, randomized crossover study comparing the steady-state pharmacokinetic profiles of once-daily oral Aricept with two Corplex Donepezil transdermal patches that differed only in size. Based on the results of our earlier one-week Phase 1 PK study comparing Corplex Donepezil with oral Aricept, we projected that at steady state, the maximum plasma concentration and the area under the curve of plasma concentration of donepezil with the Corplex patch over the course of a week would be similar to the same measurements of oral Aricept. Preliminary data from the pilot study indicated that the smaller of the two Corplex Donepezil product candidates successfully met the statistical criteria for bioequivalence to oral Aricept using the primary PK parameters of maximum plasma concentration, or Cmax, and area under the curve, or AUC, previously established with the FDA. Both Corplex transdermal treatments were well tolerated, with favorable adhesion, skin safety and gastrointestinal side effect profiles after application of over 500 patches in the course of the study. For example, the incidence of nausea in subjects on the smaller patch was more than four-fold lower than the incidence of nausea with oral Aricept. Data from the pilot trial is being used to establish the final parameters of the pivotal study, including the number of subjects required and the final patch size, which is expected to start in the second half of calendar 2017. Results from this trial are expected in February 2018, which would keep us on track to file a Section 505(b)(2) NDA for this product candidate in 2018.

We are currently focusing our efforts on Corplex Donepezil, the highest priority of our proprietary programs, and plan to defer the next stage of clinical development for our other proprietary programs, including Corplex Memantine, pending further progress on our donepezil program. We anticipate following the same bioequivalence-based development pathway for Corplex Memantine that we are following for Corplex Donepezil.

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

MicroCor hPTH(1-34) is a clinical-stage product candidate utilizing our MicroCor technology.  In July 2015, we reported positive interim top-line results from a Phase 2a trial of this product candidate, which delivers parathyroid hormone, a peptide for treating osteoporosis that is currently available only in an injectable form that requires refrigeration. We have also conducted preclinical development on a MicroCor Zolmitriptan product candidate for the treatment of migraine headaches. Given the relatively larger size opportunities represented by our Alzheimer’s programs, we currently plan to pursue development of these MicroCor-based candidates only if a partner-funded agreement is secured.

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological and psychiatric disorders. The first project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of psychiatric conditions. Aequus reported positive results from a single dose Phase 1 bioavailability clinical trial in the first calendar quarter of 2016 and in April 2017 announced positive results from a follow-up repeat dose 28-day study to evaluate the bioavailability and safety of this product candidate.

We also have ongoing feasibility agreements with several pharmaceutical and biotechnology companies involving our Corplex and MicroCor technologies, and are currently in active discussions with other parties for additional feasibility and partnering projects.

Components of Statements of Operations

Revenues

During the six months ended March 31, 2017 and 2016, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues —Product revenues consist of product sales to our partners and royalties and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues during the six months ended March 31, 2017 and 2016.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products manufactured and shipped to Teva and Mayne, along with profit sharing from the net profits earned by Teva and Mayne on the product. For the six months ended March 31, 2017, product revenues related to Clonidine TDS decreased, compared to the same period in 2016. We expect that our product revenues from Clonidine TDS in fiscal 2017 will be lower than fiscal 2016 as a result of a decline in pricing and unit sales of the product by Mayne.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products manufactured and shipped to Par, a wholly-owned subsidiary of Endo. Product revenues related to Fentanyl TDS declined for the six months ended March 31, 2017, compared to the same period in 2016, as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. We had no sales of Fentanyl TDS during the three months ended March 31, 2017.  In March 2017, Mayne acquired the product from Par, and although orders and forecasts have increased since Mayne acquired the product, we expect that our product revenues from Fentanyl TDS in fiscal 2017 will be lower than fiscal 2016 as a result of this transition and continued increased competition.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues increased for the six months ended March 31, 2017, compared to the same period in 2016, as a result of increased demand for current products, the launch of a new product in fiscal 2016, and global expansion of the products. We expect product revenues from P&G to increase in fiscal 2017, as compared to fiscal 2016, as demand for current products continues to increase globally.

Contract Research and Development Revenues —We also generate revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Contract research and development revenues increased for the six months ended March 31, 2017, compared to the same period in 2016.  We expect our revenues from contract research and development to increase in fiscal 2017, as compared to fiscal 2016, primarily due to our ongoing and anticipated development activities related to Twirla.  Beyond fiscal 2017, we expect our revenues from contract research and development to decline until we enter later stages of development or initiate new product programs with partners. Our contract research and development revenues for the six months ended March 31, 2017 were primarily derived from our development activities related to Twirla.

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

The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be recognized in full, or, in some cases, may accelerate the recognition of revenues. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in other periods. This relationship between changes in revenue and changes in related costs also reflects the increased activity under co-development programs where development costs are shared with our partner and, during periods of higher development activities, will result in higher costs which may not be reflected in revenues.

Research and Development Expenses —Research and development expenses include costs incurred to develop our proprietary products using our transdermal drug delivery technologies. These costs consist of personnel costs, materials and supplies, overhead and facility costs, preclinical and nonclinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in future periods based on current open purchase orders as we continue to invest in research and development activities related to clinical development of our proprietary pipeline, as well as other future development programs.  See “Results of Operations” below for more detailed discussion of research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months
	Ended March 31,		Change
(In thousands, except percentages)	2017	2016	$	%
Revenue:
Product revenues	$4,657	$5,694	$(1,037)	(18)%
Contract research and development revenues	2,421	975	1,446	148%
Other revenues	267	293	(26)	(9)%
Total revenues	7,345	6,962	383	6%
Costs and operating expenses:
Cost of product revenues	2,876	4,000	(1,124)	(28)%
Cost of contract research and development revenues	2,794	2,803	(9)	—%
Research and development expenses	7,530	5,593	1,937	35%
General and administrative expenses	2,999	2,973	26	1%
Amortization of intangible assets	178	162	16	10%
Loss on disposal of equipment	—	2	(2)	—%
Total costs and operating expenses	16,377	15,533	844	5%
Loss from operations	(9,032)	(8,571)	(461)	(5)%
Interest income	44	58	(14)	(24)%
Interest expense	(2,049)	(1,971)	(78)	(4)%
Loss before income taxes	(11,037)	(10,484)	(553)	(5)%
Income tax expense	—	—	—	—%
Net loss and comprehensive loss	$(11,037)	$(10,484)	$(553)	(5)%

Revenues

Product revenues decreased $1.0 million, or 18%, for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily driven by a $1.8 million decrease in product revenues from Fentanyl TDS resulting from no units being shipped during the quarter as a result of the transition of this product from Par to Mayne, and a $0.5 million decrease in product revenues from Clonidine TDS due primarily to lower profit-sharing earned as market share and pricing both declined. The decrease was partially offset by a $1.3 million increase in product revenues from Crest Whitestrips due to increased global demand for current products.

Contract research and development revenues increased $1.4 million, or 148%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in contract research and development revenues was primarily a result of a $1.0 million increase in revenues related to Twirla and a $0.6 million increase in revenues from our co-development programs related to the timing of project activities and milestones.  The increases were partially offset by decreases in contract research and development revenues related to our other partnered programs.

Cost of Product Revenues

Cost of product revenues decreased $1.1 million, or 28%, for the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of the lower level of production related to Fentanyl TDS and Clonidine TDS for the three months ended March 31, 2017. The 28% decrease in cost of product revenues is primarily related to the 18% decrease in product revenues, with the difference arising as a result of changes in our product mix between the periods.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues remained consistent for the three months ended March 31, 2017 compared to the same period in 2016, primarily as a result of a $0.7 million increase related to the Twirla program, offset by a $0.6 million decrease in costs related to our MicroCor contract feasibility programs.

While cost of contract research and development revenues remained consistent for the three months ended March 31, 2017 compared to the same period in 2016, contract research and development revenues increased by 148%. With the exception of our co-development programs, the loss on our partner contract research and development work was lower during this period compared to the same period in fiscal 2016, as a result of the timing of project activities and corresponding milestone payments and the complexity of the work performed.

Research and Development Expenses

Research and development expenses increased $1.9 million, or 35%, for the three months ended March 31, 2017 compared to the same period in 2016, reflecting the increased investment in our proprietary programs.  This increase was driven by a $3.7 million increase in research and development funding for our product development programs for Alzheimer’s, primarily due to the initiation of the pilot study for Corplex Donepezil TDS and preparation for the pivotal study expected to begin in the second half of calendar 2017. The increased investment was partially offset by a $1.8 million decrease in research and development spending on MicroCor PTH and other MicroCor-related projects.

General and Administrative Expenses

General and administrative expenses remained consistent for the three months ended March 31, 2017 compared to the same period in 2016.

Comparison of the Six Months Ended March 31, 2017 and 2016

	Six Months
	Ended March 31,		Change
(In thousands, except percentages)	2017	2016	$	%
Revenue:
Product revenues	$10,395	$11,666	$(1,271)	(11)%
Contract research and development revenues	3,384	2,245	1,139	51%
Other revenues	534	588	(54)	(9)%
Total revenues	14,313	14,499	(186)	(1)%
Costs and operating expenses:
Cost of product revenues	6,957	8,298	(1,341)	(16)%
Cost of contract research and development revenues	4,914	5,859	(945)	(16)%
Research and development expenses	13,528	10,050	3,478	35%
General and administrative expenses	6,004	5,990	14	—%
Amortization of intangible assets	355	321	34	11%
Loss on disposal of equipment	—	2	(2)	—%
Total costs and operating expenses	31,758	30,520	1,238	4%
Loss from operations	(17,445)	(16,021)	(1,424)	(9)%
Interest income	72	88	(16)	(18)%
Interest expense	(4,091)	(3,948)	(143)	(4)%
Loss before income taxes	(21,464)	(19,881)	(1,583)	(8)%
Income tax expense	2	3	(1)	(33)%
Net loss and comprehensive loss	$(21,466)	$(19,884)	$(1,582)	(8)%

Revenues

Product revenues decreased $1.3 million, or 11%, for the six months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily driven by a $3.2 million decrease in product revenues from Fentanyl TDS resulting from a significant decline in the number of units shipped, and a $0.3 million decrease in product revenues from Clonidine TDS due primarily to lower profit-sharing earned as market share and pricing both declined. The decrease was partially offset by a $2.2 million increase in product revenues from Crest Whitestrips due to increased global demand for current products.

Contract research and development revenues increased $1.1 million, or 51%, for the six months ended March 31, 2017 compared to the same period in 2016. The increase in contract research and development revenues was primarily a result of a $1.4 million increase in revenues related to Twirla and a $0.3 million increase in revenues from our co-development programs related to the timing of project activities and milestones.  The increase was partially offset by a $0.4 million decrease in revenues related to our other partner feasibility programs and a $0.2 million decrease in revenues related to a late-stage development program for an existing partner.

Cost of Product Revenues

Cost of product revenues decreased $1.3 million, or 16%, for the six months ended March 31, 2017 compared to the same period in 2016, primarily as a result of a significantly lower level of production related to Fentanyl TDS for the six months ended March 31, 2017. The percentage decrease in cost of product revenues is primarily related to the percentage decrease in product revenues, with the difference arising as a result of changes in our product mix between the periods.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues decreased $0.9 million, or 16%, for the six months ended March 31, 2017 compared to the same period in 2016, primarily as a result of a $0.8 million decrease related to our MicroCor contract feasibility programs, a $0.5 million decrease in costs related to our co-development programs, and a $0.3 million decrease related to a late-stage partnered development program. The decreases in cost of contract research and development revenues were partially offset by a $1.0 million increase related to the Twirla program.

While cost of contract research and development revenues decreased 16% for the six months ended March 31, 2017 compared to the same period in 2016, contract research and development revenues increased by 51%. The losses on our partner contract research and development work were lower during this period compared to the same period in fiscal 2016, as a result of timing of project activities and corresponding milestone payments, and the complexity of the work performed.

Research and Development Expenses

Research and development expenses increased $3.5 million, or 35%, for the six months ended March 31, 2017 compared to the same period in 2016, reflecting increased investment in our proprietary programs.  This increase was driven by a $6.9 million increase in research and development funding for our product development programs for Alzheimer’s, including the initiation of the pilot study for Corplex Donepezil TDS and preparation for the pivotal study expected to begin in the second half of calendar 2017. The increased investment was partially offset by a $3.2 million decrease in research and development spending on MicroCor-related projects.

General and Administrative Expenses

General and administrative expenses remained consistent for the six months ended March 31, 2017 compared to the same period in 2016. While overall expenses remained consistent for the periods, personnel expenses decreased $0.4 million for the six months ended March 31, 2017 compared to the same period in 2016. This decrease was offset by a $0.4 million increase in legal and consulting expenses.

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006 and have an accumulated deficit of $189.0 million as of March 31, 2017. We have financed our operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

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

We are currently in compliance with the covenants under our term loan agreement with CRG. However, we anticipate that, based on our current operating plan and without securing additional sources of external funding, our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant beyond fiscal 2017. Failure to meet this covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $52.0 million, plus an early prepayment premium, to be immediately due and payable to CRG. We do not currently have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

The unaudited condensed financial statements as of March 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to secure new sources of revenue, obtain additional equity and/or debt financing, generate operating efficiencies, and reduce expenditures. The unaudited condensed financial statements as of March 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

On February 7, 2017, we completed an underwritten public offering pursuant to an effective shelf registration statement on Form S-3 (File No. 333-204025) of 6,666,667 shares of common stock at a public offering price of $3.00 per share.  We received net proceeds of $18.5 million after deducting underwriting discounts and commissions and other issuance costs and expenses of $1.5 million.

Description of Certain Indebtedness — We have several credit facilities under which we have borrowed funds, including a term loan with CRG, and notes payable with lessors for tenant improvements to our leased facilities.  As of March 31, 2017, we were in compliance with all covenants under each of these credit facilities.

Our term loan agreement with CRG was amended in November 2014 to increase the principal amount of the term loan from $35.0 million to $45.0 million, excluding all then-current and future PIK notes.  The amended agreement extended the interest-only period to June 30, 2018, and continues to require that cash interest be paid quarterly at a simple annual rate of 15%, while continuing to permit us to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal, including all then-outstanding PIK notes, into additional PIK notes.  This PIK note option applies to all interest due on or prior to June 30, 2018.  Commencing on September 30, 2018, all then-outstanding principal, including the PIK notes, must be repaid quarterly in four equal installments, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. The agreement has financial covenants, including a minimum annual revenues requirement and a minimum liquidity requirement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ended June 30, 2016) and minimum liquidity requirement. On December 19, 2016, we and CRG entered into an Amendment Agreement No. 2, or CRG Amendment #2, to amend our term loan agreement with CRG. Pursuant to the CRG Amendment #2, we and CRG agreed to amend the minimum annual revenues covenant for the twelve month period ending June 30, 2017 such that we are now required to have minimum annual revenues of $25.0 million for that period in exchange for a fee equal to 1.0% of the aggregate principal amount of all loans and PIKs advanced by CRG to us under the term loan agreement. This fee will be due upon the loan maturity date of June 30, 2019 or upon the earlier acceleration of the loan pursuant to its terms. Based on the current loan balance and projected PIK borrowings, this fee is expected to be approximately $0.5 million. We have been in continuous compliance with these financial covenants since the inception of the loan.

As of March 31, 2017, the principal amount outstanding under the term loan agreement, including all PIK notes, was $52.0 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for an early prepayment premium, currently equal to 7.5% of the principal amount outstanding at the time of early prepayment, if we choose to repay principal prior to June 30, 2018, or upon other specified events, including a change of control.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended March 31,
	2017	2016
Cash used by operating activities	$(16,188)	$(15,844)
Cash used by investing activities	(1,923)	(1,725)
Cash provided (used) by financing activities	18,852	(204)

Cash Flows from Operating Activities  — Cash used by operating activities for the six months ended March 31, 2017 was $16.2 million, which was primarily driven by our net loss of $21.5 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $3.8 million, were all consistent with normal operations. The $1.5 million cash provided by net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

$0.9 million in cash provided by an increase in accounts payable, resulting primarily from increased spending related to research and development expenses, including clinical trial costs, raw material purchases, and legal and professional fees incurred but not paid as of March 31, 2017;

•

$0.9 million in cash provided by a decrease in accounts receivable, primarily related to decreased partner receivables outstanding at March 31, 2017, compared to September 30, 2016, as a result of decreased product revenues and increased collections during the six months ended March 31, 2017; and

•

$0.5 million in cash provided by a decrease in prepaid expenses and other current assets at March 31, 2017, compared to September 30, 2016, primarily related to monthly amortization of prepaid insurance balances, partially offset by:

•

a $0.5 million use of cash from a decrease in accrued expenses and other current liabilities, resulting primarily from decreases in accrued expenses related to lower partner cost true-up credits and clinical trial expenses; and

•	a $0.3 million use of cash from a decrease in the recall liability, primarily reflecting the ongoing payments made on a quarterly basis to reduce this liability.

Cash used by operating activities for the six months ended March 31, 2016 was $15.8 million, which was primarily driven by our net loss of $19.9 million. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $3.9 million, were all consistent with normal operations. The $0.1 million cash provided by net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

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
•

a $0.6 million use of cash from a decrease in accounts payable, primarily resulting from lower research and development expenses, including clinical trial costs incurred but not paid as of March 31, 2016, compared to September 30, 2015;

•	a $0.4 million use of cash from a decrease in the recall liability, primarily reflecting the ongoing payments made on a quarterly basis to reduce this liability;

•	a $0.3 million use of cash from an increase in inventory at March 31, 2016, compared to September 30, 2015; and
•	a $0.2 million use of cash from a decrease in accrued expenses and other current liabilities, resulting primarily from a decrease in bonus accrual as of March 31, 2016, compared to September 30, 2015.

Cash Flows from Investing Activities  — Cash used by investing activities for the six months ended March 31, 2017 was $1.9 million, consisting of capital expenditures of $1.4 million for equipment and leasehold improvements to support operations, and expenditures of $0.5 million relating to acquisition of patent and licensing rights.

Cash used by investing activities for the six months ended March 31, 2016 was $1.7 million, consisting of capital expenditures of $0.6 million for equipment and leasehold improvements to support operations, an increase of $0.7 million in restricted cash, associated with the letter of credit issued to a former landlord pursuant to a lease agreement intended to replace our current headquarters, and expenditures of $0.4 million relating to acquisition of patent and licensing rights.

Cash Flows from Financing Activities — Cash provided by financing activities for the six months ended March 31, 2017 was $18.9 million, consisting primarily of $18.5 million in net proceeds from the issuance of common stock in connection with our underwritten public offering, $0.2 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP, and $0.2 million provided from the exercise of stock options.

Cash used by financing activities for the six months ended March 31, 2016 was $0.2 million, consisting primarily of a $0.2 million use of cash for payment of transaction costs associated with an amendment of the term loan agreement with CRG and a $0.4 million use of cash for payments on capital lease obligations, partially offset by $0.3 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP and $0.2 million provided from the exercise of stock options.

Contractual Obligations

On February 12, 2016, we entered into a 10-year lease agreement for facilities in Fremont, California, which was intended to replace our current headquarters in Menlo Park, California. On July 29, 2016, we exercised our termination right under Section 4.2 of the lease agreement by providing the landlord with written notice to terminate the lease agreement effective immediately. On September 23, 2016, the landlord initiated legal proceedings seeking full enforcement of the lease. For further details, see Item 1 of this Quarterly Report on Form 10-Q entitled “Legal Proceedings”.

Otherwise, as of March 31, 2017, there were no material changes in our commitments under contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

There have been no material changes to our critical accounting policies or estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $40.6 million as of March 31, 2017.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market funds.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding long-term debt of $51.5 million as of March 31, 2017, of which $0.1 million was due within 12 months.  The interest rate of our borrowings under the term loan agreement with CRG is fixed.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

On September 23, 2016, a complaint was filed against us by LBA Realty Fund III-Company VII, LLC, a Delaware Limited Liability Company in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement dated February 12, 2016 between the landlord and us. The complaint alleges that we breached the lease when we provided written notice to the landlord to terminate the lease on July 29, 2016 and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, we filed our answer generally denying the allegations and setting forth our defenses.  At the same time, we filed a cross-complaint seeking compensatory damages, among other relief, for the landlord’s material breaches with respect to the lease agreement.  The parties have exchanged an initial round of discovery, including third party subpoenas. The parties have also participated in an initial mediation, and agreed to participate in further mediation after further discovery has taken place. A Case Management Conference has been scheduled for January 23, 2018. A trial date of May 11, 2018 has been set. At this time, we are unable to assess whether any loss or adverse effect on our financial condition is reasonably possible as a result of this lawsuit or to estimate the range of any potential losses.  We do not believe that this lawsuit has any merit, and we plan to defend vigorously against this claim, while prosecuting our cross-complaint.

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

We have incurred significant operating and net losses since our inception. For fiscal 2016, we recorded net revenues of $33.0 million and net loss of $36.7 million. For fiscal 2015, we recorded net revenues of $40.9 million and net loss of $28.5 million. For the six months ended March 31, 2017, we recorded net revenues of $14.3 million and net loss of $21.5 million. As of March 31, 2017, we had stockholders’ equity of $2.1 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near‑term as we expand our operations and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Whitestrips, and although we are generating revenues from sales of our products, there may be additional declines in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products and, in addition, we have incurred liability in the past in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2016 and fiscal 2015 were $6.4 million and $9.1 million, respectively. In March 2017, Mayne acquired the rights to the transdermal fentanyl agreements from Par, a wholly-owned subsidiary of Endo, and is marketing the product in the United States. Our product revenues from Fentanyl TDS declined in fiscal 2016 compared to fiscal 2015 as a result of a significant decrease in partner demand and the continued impact of increased competition from other generic companies. Although orders and forecasts have increased since Mayne acquired the product, we expect this decline in our Fentanyl TDS to continue through fiscal 2017.

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

Our product revenues from Clonidine TDS in fiscal 2016 and fiscal 2015 were $6.8 million and $6.8 million, respectively. The product revenues in fiscal 2016 remained consistent with those of fiscal 2015 as market share stabilized in the three-competitor marketplace. However, decreased unit pricing by our marketing partners will directly reduce our profit sharing revenues. In August 2016, Teva completed its acquisition of the generic business of Allergan, which resulted in the divestiture of the Clonidine TDS product to Mayne. We expect that our product revenues from Clonidine TDS in fiscal 2017 will be lower than fiscal 2016 as a result of a decline in pricing and unit sales of the product by Mayne.Product revenues beyond 2017 could also be impacted by these trends as well as those factors described in further detail in “—Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates and cause disruption in our business.”

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

The majority of our revenues come from only a few partners. For fiscal 2016, three partners, Teva/Mayne, Par/Endo and P&G, individually comprised approximately 22%, 20%, and 42%, respectively, of our total revenues and for the six months ended March 31, 2017, three partners, Teva/Mayne, Agile and P&G, individually comprised approximately 15%, 20%, and 57%, respectively, of our total revenues. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases or their market pricing could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

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

At any time, we or our partners may decide to discontinue the development of a drug product candidate or not to continue commercializing a marketed product for a variety of reasons, including the appearance of new technologies that make our product obsolete, the position of our partner in the market, competition from a competing product, failure of our partners or us to design and conduct successful clinical trials or obtain regulatory approval for our product candidates, or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our partners terminates a development program or ceases to market an approved or commercial product, we will not receive any future milestone payments, royalties or transfer payments relating to that program or product under our partnership agreement with that party.

Our near‑term product revenue growth heavily relies on the success of the Twirla contraceptive patch.

The near‑term growth of our product revenues heavily relies on the approval and successful launch of Agile’s product candidate, the Twirla® contraceptive patch, also referred to as AG200‑15. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for Twirla, has conducted Phase 3 clinical studies and filed a New Drug Application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data and chemistry, manufacturing and control, or CMC, information, which must be addressed before approval can be granted. In January 2017, Agile announced top-line data from its Phase 3 clinical trial initiated after receipt of the Complete Response Letter on its previous NDA filing.  Based on these data and other information relating to the manufacture of Twirla, Agile plans to resubmit its NDA by the end of the first half of calendar 2017. We cannot assure you that Agile will be able to ultimately obtain regulatory approval for the Twirla product candidate. If we or Agile fail to achieve any of these critical activities, or experiences significant delays in doing so, our near‑term growth prospects would be limited, and would create uncertainty around the value and usefulness of the Twirla manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the Twirla contraceptive patch in collaboration with Agile. The success of the Twirla product is a key component of our business growth over the next few years and we have projected we will receive revenues from scale-up and manufacture of this product beginning in calendar 2017. The Twirla product requires a process step that has been incorporated into the commercial production line, which involves the laser‑etching of label information on each patch. In addition to requiring an additional Phase 3 clinical study, the FDA has requested information relating to this laser‑etching process to demonstrate that it does not adversely affect the performance of the patch, which we have provided to Agile in response to this request. If this product candidate is not approved and launched in accordance with Agile’s plans, we will not realize our anticipated near-term revenue growth. In addition, one of our three buildings in our manufacturing facility in Grand Rapids, Michigan has been built out for the anticipated commercial production of Twirla. Although some of the equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If Twirla is not approved, our business and financial prospects will be significantly harmed.

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

Our Fentanyl TDS and Clonidine TDS products, as well as several of our product candidates, compete within the pharmaceutical industry, and particularly within the generic pharmaceutical industry. There are a limited number of companies with sufficient scale and commercial reach to effectively market these products. Recent trends in this industry are toward additional market consolidation, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. For example, in August 2016, Teva completed the acquisition of the generic business of Allergan and the FTC required that Teva divest certain products, including the Clonidine TDS product that we manufactured for Teva. If Mayne, the acquiring party, is less effective in its commercialization of this product than Teva, it may result in a loss of market share or reduced pricing, either of which would adversely affect our operating results. For other products and product candidates, increased consolidation could lead to other divestitures, more intense competition and pricing pressure, and the potential discontinuation of funding for development-stage programs. Any of these events could result in a decrease in our revenues, harm our operating results or otherwise disrupt our business.

We face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.

The commercial use of our products and clinical use of our product candidates expose us to the risk of product liability claims. This risk exists even if a product is approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA, as is the case with Fentanyl TDS and Clonidine TDS, or an applicable foreign regulatory authority. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our product candidates could result in injury to a patient or even death. We have had 19 past legal proceedings related to Fentanyl TDS, all of which have been settled and dismissed with prejudice. We cannot offer any assurance that we will not face other product liability suits in the future, nor can we assure you that our insurance coverage will be sufficient to cover our liability under any such cases.

Fentanyl TDS is an opioid pain reliever that contains fentanyl, which is a regulated “controlled substance” under the Controlled Substances Act of 1970 (the “CSA”), and could result in harm to patients relating to its potent effects as an opioid drug and its potential for abuse. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. For example, while we have received positive preliminary results in the Corplex Donepezil pilot bioequivalence study, future studies may not be consistent with these earlier positive results. In addition, while we plan to start our Corplex Donepezil pivotal study in the fall of 2017, we cannot be assured that we will be able to maintain our planned timelines. Even successfully-completed large-scale clinical trials may not result in marketable products. If any of our product candidates fail to achieve the primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may face challenges in clinical trial protocol design.

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

On February 12, 2016, we entered into a lease agreement for facilities in Fremont, California, which was intended to replace our current headquarters in Menlo Park, California.  On July 29, 2016, we exercised our termination right under Section 4.2 of the lease by providing the landlord with written notice to terminate the lease agreement effective immediately because the underlying premises were not delivered to us in accordance with the terms of the lease agreement.  The landlord objected to the written notice of termination and, on September 23, 2016, the landlord filed a complaint against us in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement. The complaint alleges that we breached the lease when we provided written notice to the landlord to terminate, and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, we filed our answer generally denying the allegations and setting forth our defenses.  At the same time, we filed a cross-complaint seeking compensatory damages, among other relief, for the landlord’s material breaches with respect to the lease agreement.  The parties have exchanged an initial round of discovery, including third party subpoenas. The parties have also participated in an initial mediation, and agreed to participate in further mediation after further discovery has taken place. A Case Management Conference has been scheduled for January 23, 2018. A trial date of May 11, 2018 has been set.

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

Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transaction that we do complete could harm our business, results of operations, financial condition and prospects. Other than our ongoing efforts to partner our proprietary products, we have no current plan, commitment or obligation to enter into any transaction described above.

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

We are currently in compliance with the covenants under our term loan agreement with CRG. However, we anticipate that, based on our current operating plan and without securing additional sources of external funding, our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant beyond fiscal 2017. Failure to meet this covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $52.0 million, plus penalties, to be immediately due and payable to CRG. We do not currently have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

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

As of March 31, 2017, the amount of our total long-term debt was approximately $52.4 million, which is primarily pursuant to our term loan agreement with CRG, formerly Capital Royalty. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding payment-in-kind, (“PIK”) notes), extend the maturity date to June 30, 2019, and extend the quarterly interest‑only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018. On December 4, 2014, we borrowed the remaining $10.0 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement, and, on December 19, 2016, the term loan agreement was amended again to modify the financial covenants with respect to the minimum annual revenues requirement (for the 12 months ending June 30, 2017), all as described in further detail in “—The terms of our term loan agreement place restrictions on our operating and financial flexibility.”

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, fewer units sold or decreased unit pricing of certain marketed products directly reduces our profit sharing revenues. In connection with Teva’s acquisition of the generic business of Allergan, it divested the Clonidine TDS product to Mayne in August 2016. If Mayne is less effective in its commercialization of this product than Teva, it may result in a loss of market share or reduced pricing, which could impact our revenues for this product for fiscal 2017 and beyond. In addition, product revenues related to Fentanyl TDS declined in fiscal 2016 compared to fiscal 2015 as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. Although orders and forecasts have increased since Mayne acquired the product, we expect that our product revenues from Fentanyl TDS in fiscal 2017 will be lower than fiscal 2016 as a result of these factors.

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

Any of our product candidates may fail to achieve their specified endpoints in clinical trials. For example, while we have received positive preliminary results in the Corplex Donepezil pilot bioequivalence study, future studies may not be consistent with these earlier positive results. In addition, while we plan to start our Corplex Donepezil pivotal study in the fall of 2017, we cannot be assured that we will be able to maintain our planned timelines.  Furthermore, product candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with the design of clinical trials and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we or our partners request, or may grant approval contingent on the performance of costly post‑approval clinical trials. In addition, the FDA may not approve the labeling claims that we or our partners believe are necessary or desirable for the successful commercialization of our product candidates.

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

Clinical drug development for our product candidates is very expensive, time‑consuming and difficult to design and implement. Our product candidates are in varying stages of development ranging from pre‑clinical feasibility studies to registration. We estimate that clinical trials for these product candidates, if and when initiated, will continue for several years and may take significantly longer than expected to complete. In addition, we, our partners, the FDA, an independent Institutional Review Board (an “IRB”) or other regulatory authorities, including state and local agencies, may suspend, delay or terminate our clinical trials at any time, for various reasons, including:

•	failure to obtain IRB approval of each site;
•	inability to recruit suitable patients to participate in a trial;
•	lack of effectiveness of any product candidate during clinical trials;
•	discovery of serious or unexpected toxicities or side effects experienced by study participants or other safety issues;
•	slower than expected rates of subject recruitment and enrollment rates in clinical trials;
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

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We or our partners may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. Even after the completion of Phase 3 or other pivotal clinical studies such as bioequivalence studies, we may have to address additional issues raised by the FDA in response to the NDA or ANDA filed by us or our partners, such as the issues with the Agile contraceptive patch. In the event that we or our partners abandon or are delayed in the clinical development efforts related to our product candidates, we may not be able to execute on our business plan effectively, we may not be able to become profitable, our reputation in the industry and in the investment community could be significantly damaged and our stock price could decrease significantly.

We have in the past relied and expect to continue to rely on third parties to conduct and oversee our clinical trials. If these third parties do not meet our deadlines or otherwise conduct the trials as required, we may not be able to obtain regulatory approval for or commercialize our product candidates when expected or at all.

We have in the past relied and expect to continue to rely on third‑party CROs to conduct and oversee our clinical trials. To date, we have contracted with several U.S. and foreign CROs to conduct the Phase 1, Phase 2a and bioequivalence clinical trials for our proprietary products.

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

We have begun consultations with non-U.S. regulatory bodies. For example, we have received formal feedback from one major European country that the bioequivalence regulatory pathway is likely to be available in that country and we are awaiting additional feedback on the potential regulatory pathway from another major European country when final pilot data is available. If non-U.S. regulatory bodies determine that the bioequivalence pathway is not available, we will need to perform expensive, time-consuming efficacy studies to obtain regulatory approval in the relevant non-U.S. jurisdictions or we will not be able to commercialize our Alzheimer’s product candidates in these jurisdictions.

While the ability to obtain approval on the basis of a single pivotal pharmacokinetic bioequivalence study would save expense and time, this regulatory pathway will not allow us to market our products based on any potential advantages with respect to the rate of adverse events, such as gastrointestinal side effects, compared to the existing oral formulations of these products. We would need to perform additional, expensive, time-consuming studies in Alzheimer’s patients to generate data to demonstrate any of these potential benefits. We cannot guarantee that these additional studies, if performed, would demonstrate the superiority of our products. Further, if no benefit is shown from these studies, this could have an adverse impact on the competitive position of our products in the marketplace, which could harm our business, results of operations, financial condition and prospects. In addition, we cannot be assured that there will be any particular exclusivity allowance for our products under the single pivotal bioequivalence regulatory pathway.

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

Agile has conducted three Phase 3 clinical studies of its product candidate, Twirla. The safety population in the first two of these studies included patients who received at least one dose of either Twirla or a combination oral contraceptive. In the combined safety population of Agile’s Phase 3 trials, there were a total of 22 serious adverse events, or SAEs, of which 16 were from the Twirla group and three (0.2% of the overall Twirla safety population) of which were considered to be possibly related to the study drug. In the third Phase 3 clinical trial, which was completed in December 2016 and enrolled 2,032 women, 1.97% of those participants experienced serious adverse events, and 0.7% of the subjects had SAEs that were considered potentially study drug related. Agile believes that Twirla will have a label consistent with other marketed hormonal contraceptive products containing ethinyl estradiol and levonorgestrel, including labeling that warns of risks of certain serious conditions, including venous and arterial blood clot events, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension. Regulatory authorities may require the inclusion of additional statements in the Twirla label, which may include a “black box” warning or contraindication. Based on guidance received from the FDA following the first two Phase 3 clinical trials, Agile conducted this additional confirmatory Phase 3 clinical trial, and plans to resubmit its NDA by the end of the first half of calendar 2017.

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

We expect that the new Presidential Administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has supported the repeal of all or portions of the Affordable Care Act.  In May 2017, the House of Representatives voted to pass the American Healthcare Act of 2017, which, if approved by the Senate, repeals certain portions of the Affordable Care Act and adds material new provisions.  Considerable uncertainty remains, however, regarding whether the Senate will also pass the American Healthcare Act as drafted by the House, and if it does and President Trump signs it into law, the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us, our industry or the market for healthcare products like ours.  In addition, the House and Senate have recently passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate.  President Trump has also recently issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law.  There is still uncertainty with respect to the impact President Trump’s Administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act..

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

On December 30, 2015, we entered into a sales agreement with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”) pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of its Common Stock with aggregate proceeds of up to $20.0 million.  As of March 31, 2017, all of the shares of Common Stock available for sale pursuant to the sales agreement remained available to be sold, subject to certain conditions as specified in the sales agreement, and sales of these shares could have a material adverse effect on the market price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on May 12, 2017.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)