Form 10-Q
period 2017-06-30
Corium International, Inc.
filed 2017-08-11
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, there were approximately 35,742,655 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	As of June 30,	As of September 30,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$66,563	$39,833
Accounts receivable	4,577	4,336
Unbilled accounts receivable	260	346
Inventories	2,521	2,424
Prepaid expenses and other current assets	1,133	1,341
Total current assets	75,054	48,280
Restricted cash	666	666
Property and equipment, net	12,451	11,147
Intangible assets, net	7,356	7,057
TOTAL ASSETS	$95,527	$67,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,404	$2,737
Accrued expenses and other current liabilities	4,925	4,271
Long-term debt, current portion	54	77
Capital lease obligations, current portion	—	72
Recall liability, current portion	160	460
Deferred contract revenues, current portion	121	355
Total current liabilities	10,664	7,972
Long-term debt, net of current portion	52,040	50,966
Recall liability, net of current portion	1,808	1,859
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	68,012	64,297
Commitments and contingencies
Stockholders’ equity:
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 35,739,278 and 22,391,631 shares issued and outstanding as of June 30, 2017 and September 30, 2016	36	22
Additional paid-in capital	229,817	170,319
Accumulated deficit	(202,338)	(167,488)
Total stockholders’ equity	27,515	2,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,527	$67,150

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product revenues	$5,906	$7,264	$16,301	$18,930
Contract research and development revenues	1,936	1,983	5,320	4,228
Other revenues	267	1,359	801	1,947
Total revenues	8,109	10,606	22,422	25,105
Costs and operating expenses:
Cost of product revenues	3,935	4,626	10,892	12,924
Cost of contract research and development revenues	2,977	2,742	7,891	8,601
Research and development expenses	9,122	5,516	22,650	15,566
General and administrative expenses	3,284	3,116	9,288	9,106
Amortization of intangible assets	159	168	514	489
Loss on disposal of equipment	6	—	6	2
Total costs and operating expenses	19,483	16,168	51,241	46,688
Loss from operations	(11,374)	(5,562)	(28,819)	(21,583)
Interest income	77	54	149	142
Interest expense	(2,087)	(1,984)	(6,178)	(5,932)
Loss before income taxes	(13,384)	(7,492)	(34,848)	(27,373)
Income tax expense	—	—	2	3
Net loss and comprehensive loss	$(13,384)	$(7,492)	$(34,850)	$(27,376)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.34)	$(1.30)	$(1.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,457,702	22,321,581	26,784,678	22,254,849

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

Condensed Statement of Stockholders’ Equity

(in thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - September 30, 2016	22,391,631	$22	$170,319	$(167,488)	$2,853
Issuance of common stock in connection with February 2017 public offering, net of issuance costs	6,666,667	7	18,507	—	18,514
Issuance of common stock in connection with May 2017 public offering, net of issuance costs	6,440,000	7	37,615	—	37,622
Issuance of common stock under Employee Stock Purchase Plan	134,855	—	436	—	436
Issuance of common stock upon exercise of stock options	98,625	—	229	—	229
Restricted stock units vested and released	7,500	—	—	—	—
Stock-based compensation expense	—	—	2,711	—	2,711
Net loss and comprehensive loss	—	—	—	(34,850)	(34,850)
Balance - June 30, 2017	35,739,278	$36	$229,817	$(202,338)	$27,515

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(34,850)	$(27,376)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	801	1,375
Loss on disposal of equipment	6	2
Amortization of intangible assets	514	489
Noncash amortized debt issue costs on long-term debt and capital leases	273	155
Noncash amortized discount on long-term debt and capital leases	12	15
Stock-based compensation expense	2,711	2,540
Issuance of payment-in-kind notes in lieu of cash interest payments	1,369	1,326
Changes in operating assets and liabilities:
Accounts receivable	(241)	370
Unbilled accounts receivable	86	295
Inventories	(97)	72
Prepaid expenses and other current assets	208	(92)
Accounts payable	2,530	(748)
Accrued expenses and other current liabilities	110	(196)
Deferred contract revenues	(234)	158
Recall liability	(351)	(558)
Net cash used by operating activities	(27,153)	(22,173)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,974)	(1,056)
Payments for patents and licensing rights	(813)	(724)
Change in restricted cash	—	(666)
Net cash used by investing activities	(2,787)	(2,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	56,136	—
Payment of transaction costs associated with issuance of long-term debt	—	(200)
Principal payments on long-term debt	(58)	(53)
Principal payments on capital lease obligations	(73)	(610)
Proceeds from exercise of stock options	229	170
Proceeds from issuance of common stock under Employee Stock Purchase Plan	436	488
Net cash provided (used) by financing activities	56,670	(205)
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	26,730	(24,824)
CASH AND CASH EQUIVALENTS — Beginning of period	39,833	72,218
CASH AND CASH EQUIVALENTS — End of period	$66,563	$47,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4,524	$4,434
Cash paid for income taxes	$4	$3
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$310	$65
Unpaid transaction costs associated with issuance of long-term debt	$544	$—

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

1.    Organization, Description of Business and Summary of Significant Accounting Policies

Organization

Corium International, Inc., a Delaware corporation (the “Company”), is a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage the Company’s broad experience with advanced transdermal and transmucosal delivery systems. The Company refers to its Transdermal Delivery Systems as “TDS.”

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of June 30, 2017, statements of operations and comprehensive loss for the three and nine months ended June 30, 2017 and 2016, statement of stockholders’ equity for the nine months ended June 30, 2017, and statements of cash flows for the nine months ended June 30, 2017 and 2016 are all unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2017, its results of operations for the three and nine months ended June 30, 2017 and 2016, and its cash flows for the nine months ended June 30, 2017 and 2016. The financial data and the other financial information contained in these notes to the financial statements related to the nine-month periods are also unaudited. The results of operations for the nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2017 or for any future annual or interim period. The balance sheet as of September 30, 2016 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended September 30, 2016 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on December 20, 2016.

There have been no material changes to the significant accounting policies or recent accounting pronouncements previously disclosed in the Company’s audited financial statements for the year ended September 30, 2016.

Liquidity

With the exception of fiscal 2013, the Company has incurred losses from operations since fiscal 2006 and has an accumulated deficit of $202.3 million as of June 30, 2017. The Company has financed its operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

The Company believes that its existing cash and cash equivalents will not be sufficient to fund operations in compliance with its debt covenants as currently planned through the next 12 months, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company has based this belief on assumptions and estimates that may prove to be wrong, and the Company could spend its available financial resources less or more rapidly than currently expected. The Company will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations.  Management intends to seek additional capital through collaborative or other funding arrangements with partners, equity and/or debt financings, or through other sources of financing. The Company is also pursuing alternatives to its current debt covenants, including refinancing the existing debt. In the event that additional financing is required from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of the Company’s business plans, and its business, operating results and financial condition would be adversely affected.

The Company is currently in compliance with the covenants under the Company’s term loan agreement with CRG, a structured debt and equity investment management firm. However, the Company anticipates that, based on its current operating plan for products and services currently under contract, and without securing additional sources of external funding, its current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through the next 12 months or the minimum annual revenue covenant of $50.0 million for the 12 months ending June 30, 2018. Failure to meet either covenant would be considered an event of default on the Company’s debt obligation, and could result in the acceleration of the Company’s existing indebtedness, causing the outstanding principal of approximately $52.5 million, plus an early prepayment premium and an additional fee, to be immediately due and payable to CRG. As of June 30, 2017, the prepayment premium was 7.5% and the additional fee was 1.0%. The Company may not have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed financial statements as of June 30, 2017 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to secure new sources of revenue, obtain additional equity and/or debt financing or refinancing, generate operating efficiencies, reduce expenditures and amend or obtain a waiver on the financial covenants of the existing term loan agreement with CRG.  The unaudited condensed financial statements as of June 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three and nine months ended June 30, 2017, three partners accounted for 96% and 93% of the Company’s revenues and three partners accounted for 97% of accounts receivable as of June 30, 2017. For the three and nine months ended June 30, 2016, three partners accounted for 84% and 85% of the Company’s revenues. As of September 30, 2016, four partners accounted for 84% of accounts receivable.

Restricted Cash

The Company’s restricted cash consists solely of cash maintained in a separate deposit account used to secure a letter of credit issued by a bank to a former landlord pursuant to a terminated lease agreement. The Company has classified the restricted cash as noncurrent on the condensed balance sheet.

Comprehensive Income (Loss)

For the three and nine months ended June 30, 2017 and 2016, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

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

The Company did not have any transfers between Levels I, II and III of the fair value hierarchy during the nine months ended June 30, 2017.  The Company’s policy is to determine the need for transfers between levels at the end of the reporting period when circumstances in the underlying valuation criteria are evaluated for changes requiring transfer between levels.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of June 30, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$67,664	$—	$—	$67,664

	As of September 30, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$39,950	$—	$—	$39,950

The Company did not have Level II or Level III liabilities as of June 30, 2017 and September 30, 2016.

The carrying values of the Company’s long-term debt reflects the principal amount, adjusted for any unamortized debt issuance costs and discount. The following financial liabilities have carrying values that differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (Level III valuation) (in thousands):

	As of June 30, 2017
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$52,094	$52,971	$877

	As of September 30, 2016
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$51,043	$51,649	$606

3.  Inventories

Inventories consist of the following (in thousands):

	As of June 30,	As of September 30,
	2017	2016
Raw materials	$1,430	$1,307
Work in process	366	411
Finished goods	725	706
Total inventories	$2,521	$2,424

4. Long-Term Debt

Outstanding long-term debt consists of the following (dollars in thousands):

	As of June 30,	As of September 30,
	2017	2016
Term loan agreement expiring June 30, 2019, less unamortized issuance costs of $817 and $544 and unamortized discount of $31 and $43 as of June 30, 2017 and September 30, 2016. See terms of the agreement below.	$51,654	$50,546
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and is due September 2017	9	34
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	431	463
Total	52,094	51,043
Less current portion	54	77
Long-term portion	$52,040	$50,966

On July 13, 2012, the Company completed a $35.0 million term loan agreement with CRG, a structured debt and equity investment management firm. In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement. On November 14, 2014, the agreement was amended to, among other things, increase the principal amount available under the term loan by $10.0 million, extend the interest-only period to June 30, 2018, and extend the maturity from June 30, 2017 to June 30, 2019. The amended agreement provides for a maximum borrowing of $45.0 million, excluding PIK notes, as defined below. The amended agreement requires interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on June 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contains a provision whereby the Company can, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into additional notes (payment-in-kind (“PIK”) notes). Amounts outstanding under the term loan agreement are collateralized by all of the Company’s assets. The amended agreement also provides for an early prepayment premium, the amount of which varies with the date on which prepayment is made, if the Company chooses to repay principal prior to June 30, 2018 or upon other specified events, including a change of control. On December 4, 2014, the Company borrowed the remaining $10.0 million of principal provided for in the amended agreement. As of June 30, 2017 and September 30, 2016, the Company had converted $7.5 million and $6.1 million of interest into PIK notes, each of which added to the then-outstanding principal and is included in the balances shown as of those dates. As of June 30, 2017, the principal amount outstanding under the term loan agreement, including all PIK notes, was $52.5 million.

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

On September 23, 2016, a complaint was filed against the Company by LBA Realty Fund III-Company VII, LLC, a Delaware Limited Liability Company (the “Landlord”), in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement dated February 12, 2016 between the Landlord and the Company. The complaint alleges that the Company breached the lease when the Company provided written notice to the Landlord to terminate the lease on July 29, 2016 and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, the Company filed its answer generally denying the allegations and setting forth its defenses.  At the same time, the Company filed a cross-complaint seeking compensatory damages, among other relief, for the Landlord’s material breaches with respect to the lease agreement.  The parties are currently engaged in discovery. The parties have also participated in an initial mediation, and may participate in further mediation after further discovery has taken place. A Case Management Conference has been scheduled for January 23, 2018. A trial date of May 11, 2018 has been set. At this time, the Company is unable to assess whether any loss or adverse effect on the Company’s financial condition is reasonably possible as a result of this lawsuit or to estimate the range of any potential losses.  Accordingly, the Company has not accrued any liability associated with this complaint. The Company does not believe that this lawsuit has any merit, and plans to defend vigorously against this claim, while prosecuting its cross-complaint.

6.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Mayne	$2,207	$—	$4,411	$—
Teva	—	2,708	—	5,504
Endo / Par	—	1,853	363	5,445
P&G	4,406	4,392	12,519	10,294
Agile	1,154	767	4,014	2,182
Other	342	886	1,115	1,680
Total revenues	$8,109	$10,606	$22,422	$25,105

Included in total revenues above are royalties and profit sharing, which totaled $0.1 million and $0.7 million for the three and nine months ended June 30, 2017, compared to $0.5 million and $1.7 million for the corresponding periods in 2016.

In March 2017, Mayne acquired the marketing rights to the Fentanyl Transdermal Delivery System, or Fentanyl TDS, manufactured by the Company.  This product is an AB-rated generic equivalent to Duragesic®, indicated for the management of pain in opioid-tolerant patients.

On April 25, 2017, the Company and P&G entered into a commercial supply agreement (the “P&G Supply Agreement”), effective May 1, 2017.  Pursuant to the P&G Supply Agreement, the Company will continue to produce and supply to P&G oral care products that are sold under the brand name Crest Whitestrips, at specified pricing levels. The P&G Supply Agreement will remain in effect until March 31, 2022, absent early termination for material uncured breach.

7.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions occurring from fiscal 2008 through fiscal 2013. The warrants were recorded as equity instruments at the date of their issuances based on the terms of the warrants.

As of June 30, 2017 and September 30, 2016, warrants to purchase 51,386 shares of common stock, on an as‑converted basis, were outstanding with a weighted-average exercise price of $9.26 per share. All of the common stock warrants are exercisable at any time up to ten years from issuance. These warrants expire at various dates between December 2020 and November 2021. The fair value of these warrants was recorded in stockholders’ equity upon issuance.

8.  Convertible Preferred Stock, Common Stock and Stockholders' Equity

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of June 30, 2017 and September 30, 2016 with a par value of $0.001 per share. No preferred stock was outstanding as of those dates.

Common Stock

In May 2017, the Company completed an underwritten public offering pursuant to an effective shelf registration statement on Form S-3 (File No. 333-208800) of 6,440,000 shares of common stock, including 840,000 shares sold upon full exercise of the underwriters' option to purchase additional shares of common stock, at a public offering price of $6.25 per share.  The Company received net proceeds of $37.6 million after deducting underwriting discounts and commissions and other issuance costs and expenses of $2.6 million.

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

The Company was authorized to issue up to 150.0 million shares of common stock as of June 30, 2017 and September 30, 2016 with a par value of $0.001 per share. As of June 30, 2017, there were 35,739,278 shares of common stock outstanding and as of September 30, 2016, there were 22,391,631 shares of common stock outstanding.

Controlled Equity Offering

In December 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of its common stock, par value $0.001 per share, with aggregate proceeds of up to $20.0 million. The offer and sale of these shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-204025) filed by the Company with the SEC on May 8, 2015 and declared effective by the SEC on May 21, 2015, as supplemented by a prospectus supplement dated and filed with the SEC on December 30, 2015. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from any shares of common stock sold by Cantor Fitzgerald. The Company has not sold any shares of common stock under this sales agreement.

9.  Stock-Based Compensation

Equity Incentive Plans

As of June 30, 2017 and September 30, 2016, the Company had three equity incentive plans, all of which are sponsored by the Company. On March 19, 2014, the Company’s board of directors approved the adoption of the 2014 Equity Incentive Plan (the "2014 Plan"), which is the only plan under which the Company currently can issue shares. Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which was adopted in 2012 and was replaced by the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees (including officers), non-employee directors and consultants of the Company. The Company also sponsored the 2002 Stock Option Plan that expired in 2012. The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan will be automatically increased by up to 4% of the number of shares of common stock outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 10, 2017 and January 11, 2016, the Company’s board of directors authorized an increase of 902,298 and 888,776 shares to be added to the total number of shares of common stock issuable under the 2014 Plan. As of June 30, 2017 and September 30, 2016, the Company had reserved 5,326,153 and 4,529,980 shares of common stock for issuance pursuant to the 2014 Plan. As of June 30, 2017 and September 30, 2016, the Company had 1,165,519 and 1,192,476 shares of common stock available for issuance pursuant to the 2014 Plan.

Stock Options

The exercise price of each stock option granted under the Corium Plans is required to be no less than the fair market value of the Company’s common stock on the date of the grant. The maximum term of stock options granted under the Corium Plans is ten years and the vesting period is typically four years.

A summary of stock option activity under the Corium Plans during the nine months ended June 30, 2017 is as follows:

		Weighted	Weighted Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Life (Years)	(In thousands)
Balance - September 30, 2016	3,307,504	$4.69	6.57	$5,538
Options granted	868,450	$4.54
Options exercised	(98,625)	$2.33
Options forfeited / cancelled	(19,195)	$7.00
Balance - June 30, 2017	4,058,134	$4.70	6.72	$12,074

Options exercisable - June 30, 2017	2,696,450	$4.16	5.71	$9,359

Options vested and expected to vest - June 30, 2017	3,926,337	$4.67	6.65	$11,794

All outstanding stock options under the Corium Plans as of June 30, 2017 have an exercise price between $2.12 and $14.12 per share.

The weighted-average fair value of the stock options granted for the nine months ended June 30, 2017 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	June 30, 2017
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

Restricted Stock Unit Awards

The fair value of restricted stock unit awards is determined on the grant date based on the fair market value of the Company’s common stock on the date of the grant. The restricted stock unit awards granted under the 2014 Plan have a maximum term of ten years and typically vest over a four-year period.

A summary of restricted stock unit award activity under the Corium Plans during the nine months ended June 30, 2017 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested - September 30, 2016	30,000	$7.94
Granted	80,000	4.59
Vested and released	(7,500)	7.94
Forfeited	—	—
Nonvested - June 30, 2017	102,500	$5.33

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

On January 1 of each year during the ten-year term of the plan, the number of shares issuable under the 2014 ESPP can be increased by up to 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, or a lesser number agreed to by the Company’s board of directors. On January 10, 2017 and January 11, 2016, the Company’s board of directors reserved an additional 267,565 and 257,631 shares of common stock for issuance pursuant to the 2014 ESPP. No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company's stockholders. As of June 30, 2017 and September 30, 2016, there were 636,399 and 503,689 shares of common stock available for issuance pursuant to the 2014 ESPP.

For the three and nine months ended June 30, 2017, the Company recorded stock-based compensation expense related to the 2014 ESPP of $60,000 and $224,000, compared to $79,000 and $217,000 for the corresponding periods in 2016. For the nine months ended June 30, 2017 and 2016, the Company issued 134,855 and 126,471 shares of common stock to employees related to the 2014 ESPP.

The fair value of the purchase rights granted under the 2014 ESPP for each of the two year offering periods beginning May 20, 2016, November 20, 2016 and May 20, 2017 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in the offering period using the following assumptions:

	As of
	June 30, 2017
Fair value of common stock	$3.79	–	$6.54
Grant price	$3.22	–	$5.56
Expected term (in years)	0.50	–	2.00
Expected volatility	70%	–	98%
Risk-free interest rate	0.77%	–	1.28%
Expected dividend rate		0%

Fair Value of Common Stock — The fair market value of the Company’s common stock on the first day of each offering period, or $3.79, $4.82 and $6.54 for the offering periods commencing May 20, 2016, November 20, 2016 and May 20, 2017.

Grant Price — 85% of the fair market value of the Company’s common stock on the first day of each two year offering period, or $3.22, $4.10 and $5.56 for the offering periods commencing May 20, 2016, November 20, 2016 and May 20, 2017.

Expected Term — The expected term is based on the end dates of the four purchase periods of each two year offering period, which are six, twelve, eighteen or twenty-four months from the commencement of each new offering period.

Expected Volatility — The expected volatility is based on the historical volatility of the Company’s common stock over each of the expected terms.

Risk-Free Interest Rate — The risk-free interest rate is based on the constant maturity yields of U.S. Treasury notes with remaining maturities similar to each expected term.

Expected Dividend Rate — The Company has never paid any dividends, does not plan to pay dividends in the foreseeable future, and, therefore, uses an expected dividend rate of zero in the valuation model.

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three and nine months ended June 30, 2017 and 2016 is classified in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Cost of product revenues	$93	$92	$300	$255
Cost of contract research and development revenues	61	54	169	146
Research and development	174	177	501	517
General and administrative	592	569	1,741	1,622
Total stock-based compensation	$920	$892	$2,711	$2,540

As of June 30, 2017, there was a total of $5.3 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards under the Corium Plans, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.3 years.

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

During the three and nine months ended June 30, 2017, the Company made settlement payments to Actavis of $0.1 million and $0.3 million compared to $0.2 million and $0.6 million for the corresponding periods in 2016. The outstanding balance of the recall liability was $2.0 million and $2.3 million as of June 30, 2017 and September 30, 2016.

11.  Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during the three months ended June 30, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and diluted net loss per share
Net loss attributable to common stockholders, basic and diluted	$(13,384)	$(7,492)	$(34,850)	$(27,376)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,457,702	22,321,581	26,784,678	22,254,849
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.34)	$(1.30)	$(1.23)

The following shares of common stock equivalents outstanding at the end of each period were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options to purchase common stock	4,058,134	3,375,820	4,058,134	3,375,820
Unvested restricted stock unit awards	102,500	30,000	102,500	30,000
Shares authorized under the 2014 ESPP	636,399	503,689	636,399	503,689
Common stock warrants	51,386	51,386	51,386	51,386

12.  Income Taxes

The Company did not record a provision for Federal income taxes for the nine months ended June 30, 2017 because it expects to generate a net operating loss for the year ending September 30, 2017. The income tax expense of $2,000 and $3,000 for the nine months ended June 30, 2017 and 2016 represents minimum statutory payments due in the states in which the Company is subject to taxation. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

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

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience with advanced transdermal and transmucosal delivery systems. We have multiple proprietary programs in preclinical and clinical development focusing primarily on the treatment of neurological disorders, with two lead programs in Alzheimer’s disease. We have developed and are the sole commercial manufacturer of seven prescription drug and consumer products for our marketing partners. We have two proprietary transdermal platforms: Corplex™ for small molecules and MicroCor®, a biodegradable microstructure technology for small molecules and biologics, including vaccines, peptides and proteins.  In addition to our proprietary Alzheimer’s program, our late-stage pipeline includes a contraceptive patch co-developed with Agile Therapeutics, or Agile, and additional transdermal products that are being developed with other partners.

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

Partner	Product/Candidate	Application	Status
Mayne	Clonidine TDS	Hypertension	Marketed
Mayne	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	NDA Filed
Self-funded	Donepezil TDS	Alzheimer's	Pilot Bioequivalence
Self-funded	MicroCor hPTH(1-34)	Osteoporosis	Phase 2a Completed
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Aequus	Aripiprazole TDS	Psychiatric Disorders	Phase 1
Self-funded	Ropinirole TDS	Parkinson's	Preclinical
Self-funded	MicroCor Zolmitriptan	Migraine	Preclinical
Mayne	ANDA	Motion Sickness	ANDA Filed

In August 2016, Mayne acquired the commercial rights to the Clonidine Transdermal Delivery System, or Clonidine TDS, and the product-related agreements from Teva Pharmaceuticals USA, Inc., or Teva, as a result of a Federal Trade Commission, or FTC, consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc, or Allergan. Mayne currently sells Clonidine TDS throughout the United States. The product was originally developed in 2004, with Barr Laboratories, Inc., or Barr, and was commercially launched in 2010 by Barr’s successor, Teva.

In March 2017, Mayne acquired the commercial rights to Fentanyl TDS from Par Pharmaceuticals, or Par. Par had originally acquired the product as a result of an FTC-mandated divestiture of Fentanyl TDS from Actavis Inc., or Actavis, in connection with the merger of Actavis with Watson Pharmaceuticals, Inc. Mayne currently sells Fentanyl TDS throughout the United States. We began the development of Fentanyl TDS with Abrika LLLP in May 2002, and Abrika was subsequently acquired by Actavis in 2007. Actavis commercially launched Fentanyl TDS in 2007.

Our partnership with P&G began in 2005 with the development of the various products under the Crest® Whitestrips label, the first of which P&G commercially launched in 2009. P&G currently sells Crest Whitestrips products in North America and internationally.

In addition to commercialized products, we have a number of product candidates in late stages of development. One of these products is Twirla, which is an investigational combination hormonal contraceptive transdermal patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives over seven days. In January 2017, Agile announced top-line data from a completed Phase 3 clinical trial that it had initiated after receipt of a Complete Response Letter from the FDA in connection with its previous New Drug Application, or NDA, filing. In June 2017, Agile resubmitted its NDA and the FDA has notified Agile of its acceptance of the resubmitted NDA for review.  Agile has reported that the Prescription Drug User Fee Act, or PDUFA, goal date for the NDA is December 26, 2017. We are the exclusive manufacturer of this product for Agile.

We are developing several additional products utilizing our proprietary technologies that we advanced into human clinical trials during 2015 and 2016. Our two lead central nervous system product candidates are for the transdermal treatment of Alzheimer’s disease and incorporate the two most commonly-prescribed drugs already approved by the FDA for this disease: donepezil and memantine.

Our donepezil and memantine product candidates first entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced positive results for several donepezil and memantine clinical trials in fiscal 2016. In April 2016, we received positive feedback from the FDA on our pre-Investigational New Drug, or pre-IND, submission that outlined our proposed 505(b)(2) regulatory pathway for Corplex Donepezil based on a demonstration of bioequivalence. Specifically, the FDA advised us that if we can adequately demonstrate bioequivalence between Corplex Donepezil and oral Aricept in our planned bioequivalence studies, additional clinical efficacy studies would not be required. Bioequivalence clinical studies are designed to assess the biological equivalence of pharmaceutical products based on their pharmacokinetic, or PK, profiles, and are generally performed in healthy subjects. These studies are relatively short in duration and provide a development path that is generally less costly and more streamlined than typical clinical development programs, which require studies demonstrating safety and efficacy.

Additionally, in August 2016, after review of our pre-IND submission of Corplex Memantine, the FDA concurred with our development plans for this product, including our proposal for a pivotal study based on the demonstration of bioequivalence between the Corplex Memantine and oral Namenda XR® extended release capsules.

In late fiscal 2016, we initiated our pilot bioequivalence study for Corplex Donepezil, and we completed the study in April 2017. The pilot bioequivalence study was a six-month, three-period, randomized crossover study comparing the steady-state pharmacokinetic profiles of once-daily oral Aricept with two Corplex Donepezil transdermal patches that differed only in size. Based on the results of our earlier one-week Phase 1 PK study comparing Corplex Donepezil with oral Aricept, we projected that at steady state, the maximum plasma concentration and the area under the curve of plasma concentration of donepezil with the Corplex patch over the course of a week would be similar to the same measurements of oral Aricept. Data from the pilot study indicated that the smaller of the two Corplex Donepezil product candidates successfully met the statistical criteria for bioequivalence to oral Aricept using the primary PK parameters of maximum plasma concentration, or Cmax, and area under the curve, or AUC, previously established with the FDA. Both Corplex transdermal treatments were well tolerated, with favorable adhesion, skin safety and gastrointestinal side effect profiles after application of over 500 patches in the course of the study. For example, the incidence of nausea in subjects on the smaller patch was more than four-fold lower than the incidence of nausea with oral Aricept. Data from the pilot trial was used to establish the final parameters of the pivotal study, including the number of subjects required and the final patch size, which we are initiating in the third calendar quarter of 2017. Topline results from this trial are expected in the first calendar quarter of 2018, which would keep us on track to file a Section 505(b)(2) NDA for this product candidate in the second half of calendar 2018.

We are currently focusing our resources and clinical development efforts on Corplex Donepezil, the highest priority of our proprietary programs, and plan to defer the next stage of clinical trials for our other proprietary programs, including Corplex Memantine, pending further progress on our donepezil program. We anticipate following the same bioequivalence-based development pathway for Corplex Memantine that we are following for Corplex Donepezil.

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

MicroCor hPTH(1-34) is a clinical-stage product candidate utilizing our MicroCor technology.  In July 2015, we reported positive interim top-line results from a Phase 2a trial of this product candidate, which delivers parathyroid hormone, a peptide for treating osteoporosis that is currently available only in an injectable form that requires refrigeration. We have also conducted preclinical development on a MicroCor Zolmitriptan product candidate for the treatment of migraine headaches. Given the relatively larger opportunities represented by our Alzheimer’s programs, we currently plan to pursue development of these MicroCor-based candidates only if a partner-funded agreement is secured.

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

We also have ongoing feasibility and development agreements with several pharmaceutical and biotechnology companies involving our Corplex and MicroCor technologies, and are currently in active discussions with other parties for additional feasibility and partnering projects.

Components of Statements of Operations

Revenues

During the nine months ended June 30, 2017 and 2016, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues —Product revenues consist of product sales to our partners and royalties and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues during the nine months ended June 30, 2017 and 2016.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products we manufactured and shipped to Teva and Mayne, along with profit sharing from the net profits earned by Teva and Mayne on their sales of the product. For the nine months ended June 30, 2017, product revenues related to Clonidine TDS decreased, compared to the same period in 2016. We expect that our product revenues from Clonidine TDS in fiscal 2017 will be lower than fiscal 2016 as a result of a decline in market pricing and the number of units Mayne expects to sell.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products we manufactured and shipped to Par, a wholly-owned subsidiary of Endo Pharmaceuticals, or Endo, and Mayne. Product revenues related to Fentanyl TDS declined for the nine months ended June 30, 2017, compared to the same period in 2016, as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. In March 2017, Mayne acquired the product from Par, and although orders and forecasts have increased since Mayne acquired the product, we expect that our product revenues from Fentanyl TDS in fiscal 2017 will be lower than fiscal 2016 as a result of this transition and increasing competition.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues increased for the nine months ended June 30, 2017, compared to the same period in 2016, as a result of increased demand for current products, the launch of a new product in fiscal 2016, and global expansion of the products. We expect product revenues from P&G to be higher in fiscal 2017, as compared to fiscal 2016, as demand for current products has increased.  We are reaching the limits of our current production capacity for Crest Whitestrips, but expect to have completed the ongoing expansion of our capacity to meet the growing demand by the second half of fiscal 2018.

Contract Research and Development Revenues —We also generate revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Contract research and development revenues increased for the nine months ended June 30, 2017, compared to the same period in 2016, due primarily to our development activities related to Twirla.  We expect our revenues from contract research and development to increase in fiscal 2017, as compared to fiscal 2016.  Beyond fiscal 2017, we expect our revenues from contract research and development to decline until we enter later stages of development or initiate new product programs with partners.

Other Revenues —Other revenues consist primarily of income derived from certain aspects of our arrangements with our partners, whereby a portion of the revenues received under these agreements is treated for accounting purposes as rental income from embedded leases associated with these relationships, and from license revenue earned primarily from our agreement with P&G, whereby we receive milestone payments upon commercial launch approval of each new product developed by us using our intellectual property. Other revenues have not been, and are not expected to be, a significant portion of our revenues.

Costs and Expenses

Cost of Product Revenues —The primary components of our cost of product revenues are materials, personnel costs, depreciation, facilities costs, other overhead costs, and infrastructure expenses associated with the manufacturing of our products. Our manufacturing overhead costs are significant, and are allocated proportionately among our products at rates consistent with then-current unit production volumes. As the number of units we manufacture increases, our overhead costs should increase less rapidly due to economies of scale, resulting in lower per-unit costs associated with higher unit production volumes. Conversely, if total unit production volumes decrease, the cost of product revenues, measured as a percentage of product revenues, may increase as we lose economies of scale, unless offset by other savings.

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

The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be recognized in full, or, in some cases, may accelerate the recognition of revenues. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in other periods. This relationship between changes in revenue and changes in related costs is also impacted by changes in the activity under co-development programs where development costs are shared with our partner. For example, during periods of higher development activities, co-development programs will result in higher costs which may not be reflected to the same extent, if at all, in revenues.

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

General and Administrative Expenses —General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for employees in our administration, finance, business development, human resources and information technology functions. Other expenses include professional fees for accounting and legal services, and costs of consultants and other outside services. We expect that our general and administrative expenses will increase with growth in our revenues, increasing compliance activities related to the Sarbanes-Oxley Act, and the continued development of our product pipeline.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months
	Ended June 30,		Change
(In thousands, except percentages)	2017	2016	$	%
Revenue:
Product revenues	$5,906	$7,264	$(1,358)	(19)%
Contract research and development revenues	1,936	1,983	(47)	(2)
Other revenues	267	1,359	(1,092)	(80)
Total revenues	8,109	10,606	(2,497)	(24)
Costs and operating expenses:
Cost of product revenues	3,935	4,626	(691)	(15)
Cost of contract research and development revenues	2,977	2,742	235	9
Research and development expenses	9,122	5,516	3,606	65
General and administrative expenses	3,284	3,116	168	5
Amortization of intangible assets	159	168	(9)	(5)
Loss on disposal of equipment	6	—	6	NM
Total costs and operating expenses	19,483	16,168	3,315	21
Loss from operations	(11,374)	(5,562)	(5,812)	(104)
Interest income	77	54	23	43
Interest expense	(2,087)	(1,984)	(103)	(5)
Loss before income taxes	(13,384)	(7,492)	(5,892)	(79)
Income tax expense	—	—	—	—
Net loss and comprehensive loss	$(13,384)	$(7,492)	$(5,892)	(79)%

Revenues

Product revenues decreased $1.4 million, or 19%, for the three months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily driven by a $1.8 million decrease in revenues from Clonidine TDS due to fewer units shipped and lower profit-sharing earned as our partner’s market share and pricing both declined, and a $1.1 million decrease in revenues from Fentanyl TDS resulting from a significant decrease in demand for the product as the product transitioned from Par to Mayne. These decreases were partially offset by a $1.6 million increase in revenues from Crest Whitestrips due to increased global demand.

Contract research and development revenues decreased by less than $0.1 million, or 2%, for the three months ended June 30, 2017 compared to the same period in 2016. This decrease was driven by a $0.5 million decrease in revenues primarily related to the completion of a program with P&G, a $0.4 million decrease in revenues related to our co-development programs, and a $0.2 million decrease in revenues related to our various partnered contract feasibility programs. These decreases were partially offset by a $0.6 million increase in revenues related to a late-stage partnered development program, and a $0.4 million increase in revenues related to the Twirla program.

Other revenues decreased $1.1 million, or 80%, for the three months ended June 30, 2017 compared to the same period in 2016, primarily as a result of no milestones being earned in the three months ended June 30, 2017, compared with a $1.1 million milestone payment received from P&G during the same period in 2016 for the U.S. commercial launch approval of a product that we had previously developed.

Cost of Product Revenues

Cost of product revenues decreased $0.7 million, or 15%, for the three months ended June 30, 2017 compared to the same period in 2016, primarily as a result of fewer units of Fentanyl TDS and Clonidine TDS shipped for the three months ended June 30, 2017. The 15% decrease in cost of product revenues is primarily related to the 19% decrease in product revenues, with the percentage difference arising as a result of changes in our product mix between the periods.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $0.2 million, or 9%, for the three months ended June 30, 2017 compared to the same period in 2016, primarily as a result of a $0.5 million increase in costs related to a late-stage partnered development program and a $0.3 million increase in costs related to the Twirla program. These increases were partially offset by a $0.5 million decrease in costs related to our various partnered contract feasibility programs.

While cost of contract research and development revenues increased 9% for the three months ended June 30, 2017 compared to the same period in 2016, contract research and development revenues decreased by 2%. With the exception of our co-development programs, the loss on our partner contract research and development work was lower during this period compared to the same period in fiscal 2016, as a result of the timing of project activities and corresponding milestone payments.

Research and Development Expenses

Research and development expenses increased $3.6 million, or 65%, for the three months ended June 30, 2017 compared to the same period in 2016, reflecting the increased investment in our proprietary programs. This increase was driven by a $5.0 million increase in research and development funding for our product development programs for Alzheimer’s, primarily due to the initiation of the pilot study for Corplex Donepezil TDS and preparation for the pivotal study we are initiating in the fourth fiscal quarter of 2017. The increased investment was partially offset by a $1.2 million decrease in research and development investment in proprietary MicroCor-related projects.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, or 5%, for the three months ended June 30, 2017 compared to the same period in 2016.

Comparison of the Nine Months Ended June 30, 2017 and 2016

	Nine Months
	Ended June 30,		Change
(In thousands, except percentages)	2017	2016	$	%
Revenue:
Product revenues	$16,301	$18,930	$(2,629)	(14)%
Contract research and development revenues	5,320	4,228	1,092	26
Other revenues	801	1,947	(1,146)	(59)
Total revenues	22,422	25,105	(2,683)	(11)
Costs and operating expenses:
Cost of product revenues	10,892	12,924	(2,032)	(16)
Cost of contract research and development revenues	7,891	8,601	(710)	(8)
Research and development expenses	22,650	15,566	7,084	46
General and administrative expenses	9,288	9,106	182	2
Amortization of intangible assets	514	489	25	5
Loss on disposal of equipment	6	2	4	200
Total costs and operating expenses	51,241	46,688	4,553	10
Loss from operations	(28,819)	(21,583)	(7,236)	(34)
Interest income	149	142	7	5
Interest expense	(6,178)	(5,932)	(246)	(4)
Loss before income taxes	(34,848)	(27,373)	(7,475)	(27)
Income tax expense	2	3	(1)	(33)
Net loss and comprehensive loss	$(34,850)	$(27,376)	$(7,474)	(27)%

Revenues

Product revenues decreased $2.6 million, or 14%, for the nine months ended June 30, 2017 compared to the same period in 2016. The decrease was primarily driven by a $4.3 million decrease in revenues from Fentanyl TDS resulting from a significant decline in the number of units shipped, and a $2.1 million decrease in revenues from Clonidine TDS due primarily to fewer units shipped and lower profit-sharing earned as our partner’s market share and pricing both declined. These decreases were partially offset by a $3.7 million increase in revenues from Crest Whitestrips due to increased global demand.

Contract research and development revenues increased $1.1 million, or 26%, for the nine months ended June 30, 2017 compared to the same period in 2016. The increase was primarily a result of a $1.8 million increase in revenues related to Twirla, and a $0.4 million increase in revenues from a late-stage partnered development program. These increases were partially offset by a $0.4 million decrease in revenues primarily related to the completion of a program with P&G, and a $0.4 million decrease in revenues related to our other partner feasibility programs.

Other revenues decreased $1.1 million, or 59%, for the nine months ended June 30, 2017 compared to the same period in 2016, primarily as a result of no milestones being earned in the nine months ended June 30, 2017, compared with a $1.1 million milestone payment received from P&G during the same period in 2016 for the U.S. commercial launch approval of a product that we had previously developed.

Cost of Product Revenues

Cost of product revenues decreased $2.0 million, or 16%, for the nine months ended June 30, 2017 compared to the same period in 2016, primarily as a result of a significant decline in the number of Fentanyl TDS units shipped for the nine months ended June 30, 2017. The percentage decrease in cost of product revenues is primarily related to the 14% decrease in product revenues, with the percentage difference arising as a result of changes in our product mix between the periods.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues decreased $0.7 million, or 8%, for the nine months ended June 30, 2017 compared to the same period in 2016, primarily as a result of a $1.3 million decrease in costs related to our MicroCor contract feasibility programs, and a $0.7 million decrease in costs related to our co-development programs. These decreases were partially offset by a $1.3 million increase in costs related to the Twirla program.

While cost of contract research and development revenues decreased 8% for the nine months ended June 30, 2017 compared to the same period in 2016, contract research and development revenues increased by 26%. The losses on both our partner contract research and development and our co-development programs were lower during the nine months ended June 30, 2017 compared to the same period in fiscal 2016 as a result of timing of project activities and corresponding milestone payments.

Research and Development Expenses

Research and development expenses increased $7.1 million, or 46%, for the nine months ended June 30, 2017 compared to the same period in 2016, reflecting increased investment in our proprietary programs.  This increase was driven by a $11.9 million increase in funding for our product development programs for Alzheimer’s, including the initiation and completion of the pilot study for Corplex Donepezil TDS during the first half of fiscal 2017 and the preparation for the pivotal study that we are initiating in the fourth fiscal quarter of 2017. This increased investment was partially offset by a $4.5 million decrease in funding for our proprietary MicroCor-related projects.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, or 2%, for the nine months ended June 30, 2017 compared to the same period in 2016. This increase was primarily driven by a $0.5 million increase in legal and consulting expenses offset by a $0.4 million decrease in personnel expenses.

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006 and have an accumulated deficit of $202.3 million as of June 30, 2017. We have financed our operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

We believe that our existing cash and cash equivalents will not be sufficient to fund operations in compliance with our debt covenants as currently planned through the next 12 months, which raises substantial doubt about our ability to continue as a going concern. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations. We intend to seek additional capital through collaborative or other funding arrangements with partners, equity and/or debt financings, or through other sources of financing. We are pursuing alternatives to our current debt covenants, including refinancing the existing debt. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

We are currently in compliance with the covenants under our term loan agreement with CRG, a structured debt and equity investment management firm. However, we anticipate that, based on our current operating plan for products and services currently under contract, and without securing additional sources of external funding, our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through the next 12 months, or the minimum annual revenue covenant of $50.0 million for the 12 months ending June 30, 2018. Failure to meet either covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $52.5 million, plus an early prepayment premium and an additional fee, to be immediately due and payable to CRG. As of June 30, 2017, the prepayment premium was 7.5% and the additional fee was 1.0%. We may not have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

The unaudited condensed financial statements as of June 30, 2017 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to secure new sources of revenue, obtain additional equity and/or debt financing or refinancing, generate operating efficiencies, reduce expenditures and amend or obtain a waiver on the financial covenants of the existing term loan agreement with CRG. The unaudited condensed financial statements as of June 30, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

In May 2017, we completed an underwritten public offering pursuant to an effective shelf registration statement on Form S-3 (File No. 333-208800) of 6,440,000 shares of common stock, including 840,000 shares sold upon full exercise of the underwriters' option to purchase additional shares of common stock, at a public offering price of $6.25 per share. We received net proceeds of $37.6 million after deducting underwriting discounts and commissions and other issuance costs and expenses of $2.6 million.

In February 2017, we completed an underwritten public offering pursuant to an effective shelf registration statement on Form S-3 (File No. 333-204025) of 6,666,667 shares of common stock at a public offering price of $3.00 per share. We received net proceeds of $18.5 million after deducting underwriting discounts and commissions and other issuance costs and expenses of $1.5 million.

Description of Certain Indebtedness — We have several credit facilities under which we have borrowed funds, including a term loan with CRG, and notes payable with lessors for tenant improvements to our leased facilities.  As of June 30, 2017, we were in compliance with all covenants under each of these credit facilities.

Our term loan agreement with CRG was amended in November 2014 to increase the principal amount of the term loan from $35.0 million to $45.0 million, excluding all then-current and future PIK notes.  The amended agreement extended the interest-only period to June 30, 2018, and continues to require that cash interest be paid quarterly at a simple annual rate of 15%, while continuing to permit us to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal, including all then-outstanding PIK notes, into additional PIK notes. This PIK note option applies to all interest due on or prior to June 30, 2018.  Commencing on September 30, 2018, all then-outstanding principal, including the PIK notes, must be repaid quarterly in four equal installments, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. The agreement has financial covenants, including a minimum annual revenues requirement and a minimum liquidity requirement. On November 11, 2015, the term loan agreement was further amended to modify the minimum annual revenue covenant (beginning with the 12 months ended June 30, 2016) and the minimum liquidity covenant. On December 19, 2016, we and CRG entered into an Amendment Agreement No. 2, or CRG Amendment #2, to amend our term loan agreement with CRG. Pursuant to the CRG Amendment #2, we and CRG agreed to amend the minimum annual revenue covenant for the twelve month period ending June 30, 2017 such that we would be required to have revenues of at least $25.0 million for that period in exchange for a fee equal to 1.0% of the aggregate principal amount of all loans and PIKs advanced by CRG to us under the term loan agreement. This fee will be due upon the loan maturity date of June 30, 2019 or upon the earlier acceleration of the loan pursuant to its terms. Based on the current loan balance and projected PIK borrowings, this fee is expected to be approximately $0.5 million. We have been in continuous compliance with all of our CRG financial covenants since the inception of the loan.

As of June 30, 2017, the principal amount outstanding under the term loan agreement, including all PIK notes, was $52.5 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for an early prepayment premium, which is currently equal to 7.5% of the principal amount outstanding at the time of early prepayment, if we choose to repay principal prior to June 30, 2018, or upon other specified events, including a change of control.

We also have other credit facilities under which we have borrowed funds, including notes payable to lessors for tenant improvements made to leased facilities. For further details, see Note 8 to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed with the SEC on December 20, 2016.

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production and development of their products. This reduces our need for financing and lowers the manufacturing cost of these products for these partners, but generally limits our ability to use this equipment for our own or other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2017	2016
Cash used by operating activities	$(27,153)	$(22,173)
Cash used by investing activities	(2,787)	(2,446)
Cash provided (used) by financing activities	56,670	(205)

Cash Flows from Operating Activities  — Cash used by operating activities for the nine months ended June 30, 2017 was $27.2 million, primarily driven by our net loss of $34.9 million, as we continued to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $5.7 million, were all consistent with normal operations. The $2.0 million cash provided by net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

$2.5 million in cash provided by an increase in accounts payable, resulting primarily from increased spending related to research and development expenses, including clinical trial costs, raw material purchases, and legal and professional fees incurred but not paid as of June 30, 2017; and

•

$0.2 million in cash provided by a decrease in prepaid expenses and other current assets at June 30, 2017, compared to September 30, 2016, primarily related to monthly amortization of prepaid insurance balances, partially offset by:

•	a $0.3 million use of cash from a decrease in the recall liability, primarily reflecting the ongoing payments made on a quarterly basis to reduce this liability;
•

a $0.2 million use of cash from an increase in accounts receivable, primarily related to increased partner receivables outstanding at June 30, 2017 compared to September 30, 2016, as a result of increased contract research and development revenues during the nine months ended June 30, 2017; and

•	a $0.2 million use of cash from a decrease in deferred contract revenues.

Cash used by operating activities for the nine months ended June 30, 2016 was $22.2 million, primarily driven by our net loss of $27.4 million, as we continued to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $5.9 million, were all consistent with normal operations. The $0.7 million use of cash by net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

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
•

$0.3 million in cash provided by a decrease in unbilled accounts receivable primarily related to collection of a higher level of unbilled accounts receivable as of September 30, 2015 compared to June 30, 2016.

Cash Flows from Investing Activities  — Cash used by investing activities for the nine months ended June 30, 2017 was $2.8 million, consisting of capital expenditures of $2.0 million for equipment and leasehold improvements to support operations, and expenditures of $0.8 million relating to the acquisition of patent and licensing rights.

Cash used by investing activities for the nine months ended June 30, 2016 was $2.4 million, consisting of capital expenditures of $1.1 million for equipment and leasehold improvements to support operations, an increase of $0.7 million in restricted cash associated with the letter of credit issued to the landlord of the Fremont, California facility, and expenditures of $0.7 million relating to the acquisition of patent and licensing rights.

Cash Flows from Financing Activities — Cash provided by financing activities for the nine months ended June 30, 2017 was $56.7 million, consisting primarily of $56.1 million in net proceeds from the issuance of common stock in connection with our two underwritten public offerings, $0.4 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP, and $0.2 million provided from the exercise of stock options.

Cash used by financing activities for the nine months ended June 30, 2016 was $0.2 million, consisting primarily of a $0.2 million use of cash for payment of transaction costs associated with an amendment of the term loan agreement with CRG and a $0.6 million use of cash for payments on capital lease obligations. These uses of cash were partially offset by $0.5 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP and by $0.2 million provided from the exercise of stock options.

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

As of June 30, 2017, there were no material changes in our commitments under contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $66.6 million as of June 30, 2017.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market funds.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding long-term debt of $52.1 million as of June 30, 2017, of which $0.1 million was due within 12 months.  The interest rate of our borrowings under the term loan agreement with CRG is fixed.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

On September 23, 2016, a complaint was filed against us by LBA Realty Fund III-Company VII, LLC, a Delaware Limited Liability Company in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement dated February 12, 2016 between the landlord and us. The complaint alleges that we breached the lease when we provided written notice to the landlord to terminate the lease on July 29, 2016 and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, we filed our answer generally denying the allegations and setting forth our defenses.  At the same time, we filed a cross-complaint seeking compensatory damages, among other relief, for the landlord’s material breaches with respect to the lease agreement.  The parties are currently engaged in discovery. The parties have also participated in an initial mediation, and may participate in further mediation after further discovery has taken place. A Case Management Conference has been scheduled for January 23, 2018. A trial date of May 11, 2018 has been set. At this time, we are unable to assess whether any loss or adverse effect on our financial condition is reasonably possible as a result of this lawsuit or to estimate the range of any potential losses.  We do not believe that this lawsuit has any merit, and we plan to defend vigorously against this claim, while prosecuting our cross-complaint.

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

We have incurred significant operating and net losses since our inception. For fiscal 2016, we recorded net revenues of $33.0 million and net loss of $36.7 million. For fiscal 2015, we recorded net revenues of $40.9 million and net loss of $28.5 million. For the nine months ended June 30, 2017, we recorded net revenues of $22.4 million and net loss of $34.9 million. As of June 30, 2017, we had stockholders’ equity of $27.5 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near‑term as we expand our operations and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Whitestrips, and although we are generating revenues from sales of our products, there may be additional declines in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products and, in addition, we have incurred liability in the past in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2016 and fiscal 2015 were $6.4 million and $9.1 million, respectively. In March 2017, Mayne acquired the rights to the transdermal fentanyl agreements from Par, a wholly-owned subsidiary of Endo, and is marketing the product in the United States. Our product revenues from Fentanyl TDS declined in fiscal 2016 compared to fiscal 2015 as a result of a significant decrease in partner demand and the continued impact of increased competition from other generic companies. Although orders and forecasts have increased since Mayne acquired the product, we expect this decline in our Fentanyl TDS to continue through fiscal 2017 and beyond.

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

Our product revenues from Clonidine TDS in fiscal 2016 and fiscal 2015 were $6.8 million and $6.8 million, respectively. The product revenues in fiscal 2016 remained consistent with those of fiscal 2015 as market share stabilized in the three-competitor marketplace. However, decreased unit pricing by our marketing partners will directly reduce our profit sharing revenues. In August 2016, Teva completed its acquisition of the generic business of Allergan, which resulted in the divestiture of the Clonidine TDS product to Mayne. We expect that our product revenues from Clonidine TDS in fiscal 2017 will be lower than fiscal 2016 as a result of a decline in pricing and the number of units Mayne expects to sell. Product revenues beyond 2017 could also be impacted by these trends as well as those factors described in further detail in “—Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates and cause disruption in our business.”

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

The majority of our revenues come from only a few partners. For fiscal 2016, three partners, Teva/Mayne, Par/Endo and P&G, individually comprised approximately 22%, 20%, and 42%, respectively, of our total revenues and for the nine months ended June 30, 2017, three partners, Mayne, Agile and P&G, individually comprised approximately 20%, 18%, and 56%, respectively, of our total revenues. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners or a material reduction in their purchases or their market pricing could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

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

The near‑term growth of our product revenues heavily relies on the approval and successful launch of Agile’s product candidate, the Twirla® contraceptive patch, also referred to as AG200‑15. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for Twirla, has conducted Phase 3 clinical studies and filed a New Drug Application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data and chemistry, manufacturing and control, or CMC, information, which must be addressed before approval can be granted. In January 2017, Agile announced top-line data from its Phase 3 clinical trial initiated after receipt of the Complete Response Letter on its previous NDA filing.  In June 2017, Agile resubmitted its NDA and the FDA has notified Agile of its acceptance of the resubmitted NDA for review. Agile has reported that the Prescription Drug User Fee Act, or PDUFA, goal date for the resubmitted NDA is December 26, 2017. We cannot assure you that Agile will be able to ultimately obtain regulatory approval for the Twirla product candidate. If we or Agile fail to achieve any of these critical activities, or experiences significant delays in doing so, our near‑term growth prospects would be limited, and would create uncertainty around the value and usefulness of the Twirla manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the Twirla contraceptive patch in collaboration with Agile. The success of the Twirla product is a key component of our business growth over the next few years and we have projected we will receive revenues from scale-up and manufacture of this product beginning in calendar 2017. The Twirla product requires a process step that has been incorporated into the commercial production line, which involves the laser‑etching of label information on each patch. The FDA has requested information relating to this laser‑etching process to demonstrate that it does not adversely affect the performance of the patch, which we have provided to Agile in response to this request. If this product candidate is not approved and launched in accordance with Agile’s plans, we will not realize our anticipated near-term revenue growth. In addition, one of our three buildings in our manufacturing facility in Grand Rapids, Michigan has been built out for the anticipated commercial production of Twirla. Although some of the equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If Twirla is not approved and successfully launched, or if market adoption is less than forecasted, our business and financial prospects will be significantly harmed.

We are dependent on numerous third parties in our supply chain for the commercial supply of our products, and if we fail to maintain our supply relationships with these third parties, develop new relationships with other third parties or suffer disruptions in supply, we may be unable to continue to commercialize our products or to develop our product candidates.

We rely on a number of third parties for the supply of active ingredients and other raw materials for our products and the clinical supply of our product candidates. Our ability to commercially supply our products and to develop our product candidates depends, in part, on our ability to successfully obtain the active pharmaceutical ingredients used in the products, in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to commercialize our products, or develop any other product candidates or our MicroCor systems.

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

We also face competition from third parties in obtaining allotments of fentanyl and other controlled substances under applicable annual quotas of the Drug Enforcement Administration, or the DEA, recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients in clinical trials, and in identifying and acquiring or in‑licensing new products and product candidates.

Our competitors may develop products that are more effective, better tolerated, subject to fewer or less severe side effects, more useful, more widely-prescribed or accepted, or less costly than ours. In addition, since transdermal products are worn by patients over an extended time period compared to other dosage forms, they need to be acceptable to patients and caregivers in terms of ease of use, comfort and wearability. For each product we commercialize, sales and marketing efficiency, payor reimbursement and formulary access are likely to be significant competitive factors. We do not have internal sales or marketing departments, and there can be no assurance that we can develop or contract out these capabilities in a manner that will be cost‑efficient and competitive with the sales and marketing efforts of our competitors, especially because some or all of those competitors could expend greater economic resources than we do and/or employ third‑party sales and marketing channels. Such competition could lead to reduced market share for our products and contribute to downward pressure in our pricing, which could harm our business, results of operations, financial condition and prospects.

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

Fentanyl TDS is an opioid pain reliever that contains fentanyl, which is a regulated “controlled substance” under the Controlled Substances Act of 1970, or the CSA, and could result in harm to patients relating to its potent effects as an opioid drug and its potential for abuse. In addition, a liability claim may be brought against us even if our products or product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products or product candidates, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	the inability to commercialize our products or, if approved, our product candidates;
•	decreased demand for our products or, if approved, our product candidates;
•	impairment of our business reputation;
•	product recall or withdrawal from the market;
•	withdrawal of clinical trial participants;
•	costs of related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants; and/or
•	loss of revenues.

We have obtained product liability insurance coverage separately for our Fentanyl TDS and our other commercial products and clinical trials, with a $10 million per occurrence and a $20 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of our products, approval of other product candidates, or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of our products and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, results of operations, financial condition and prospects.

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

Our MicroCor technology, utilizing proprietary microneedle arrays, has not been incorporated into a therapeutic commercial product and is still at a relatively early stage of development. We use this technology in several of our therapeutic candidates. Although we have conducted clinical trials for our product candidate MicroCor hPTH(1‑34), additional studies are required for this product candidate and there is no guarantee that future clinical trials will prove that the technology is effective or does not have harmful side effects. Any failures or setbacks in utilizing our MicroCor technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on our internal product candidate pipeline and our ability to enter into new corporate collaborations regarding this technology, which would harm our business and financial position. As of yet, no pharmaceutical product incorporating microneedle technology has been approved by the FDA for commercial sale.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. For example, while we have received positive topline results in the Corplex Donepezil pilot bioequivalence study, future studies may not be consistent with these earlier positive results. In addition, while we plan to initiate dosing in our Corplex Donepezil pivotal study in the fall of 2017, we cannot be assured that we will be able to maintain our planned timelines. Even successfully-completed large-scale clinical trials may not result in marketable products. If any of our product candidates fail to achieve the primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may face challenges in clinical trial protocol design.

If the clinical trials for any of the product candidates in our pipeline are delayed or terminated, our prospects for future revenue growth would be adversely impacted. For example, we face numerous risks and uncertainties with our product candidates, including our ability to enroll patients in clinical trials, the possibility of unfavorable results of our clinical trials, the need to modify or delay our clinical trials or to perform additional trials and the risk of failing to obtain FDA and other regulatory authority approvals. As a result, our product candidates may never be successfully commercialized. Further, we may make a strategic decision to discontinue development of product candidates if, for example, we believe commercialization will be difficult relative to other opportunities in our pipeline. If these programs and others in our pipeline cannot be completed on a timely basis or at all, then our prospects for future revenue growth may be adversely impacted. In addition, clinical trials involving our commercial products could raise new safety issues for our existing products, which could in turn decrease our revenues and harm our business.

Due to our reliance and our partners reliance on third-party contract research organizations to conduct our clinical trials, we are unable to directly control or monitor the timing, conduct, expense and quality of our clinical trials, which could adversely affect our clinical data and results and related regulatory approvals.

We and our partners extensively outsource our clinical trial activities and usually perform only a small portion of the start-up activities in-house. We and our partners rely on independent third-party contract research organizations, or CROs, to perform most of our clinical studies, including document preparation, site identification, screening and preparation, pre-study visits, training, program management and bioanalytical analysis. Many important aspects of the services performed for us and our partners by the CROs are out of our direct control. If there is any dispute or disruption in our or our partners’ relationship with our CROs, clinical trials may be delayed. Moreover, in our regulatory submissions, we and our partners rely on the quality and validity of the clinical work performed by third-party CROs. If any of these CROs’ processes, methodologies or results were determined to be invalid or inadequate, our or our partners’ own clinical data and results and related regulatory approvals could be adversely affected. Furthermore, we rely on timely and accurate activity reporting from our CROs to form the principal basis of our clinical trial expense accruals. If our CROs inaccurately or incompletely report activities that drive costs, or if such reports are not delivered in a timely manner, our clinical trial expense accruals may be inaccurate, and could materially understate or over-state our clinical trial expenses in any given period.

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

In addition, historically, we have utilized and continue to utilize the services of part‑time outside consultants to perform a number of tasks for us, including tasks related to preclinical and clinical testing. Our growth strategy may also entail expanding our use of consultants to implement these and other tasks going forward. Because we rely on consultants for certain functions of our business, we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. There can be no assurance that we will be able to manage our existing consultants or find other competent outside consultants, as needed, on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our use of consultants, we may be unable to implement successfully the tasks necessary to execute effectively on our planned research, development and commercialization activities and, accordingly, may not achieve our research, development and commercialization goals.

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully commercialize our products, develop our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management and scientific personnel, including our President and Chief Executive Officer, Peter Staple, our Chief Financial Officer, Robert Breuil, our Chief Technology Officer and Vice President, Research and Development, Parminder Singh and our other executive officers. The loss of the services of any of these individuals could impede, delay or prevent the continuing commercialization of our products and the development of our product candidates and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We employ all of our executive officers and key personnel on an at‑will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we may provide stock options and restricted stock unit awards that vest over time. The value to employees of stock options and restricted stock unit awards that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to compete with offers from other companies.

We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area where we are headquartered. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. We do not currently have a chief medical officer, and we cannot assure you that, if we require such a position to be filled, we will be able to hire a qualified candidate for this position. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. These companies also may provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

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

On February 12, 2016, we entered into a lease agreement for facilities in Fremont, California, which was intended to replace our current headquarters in Menlo Park, California.  On July 29, 2016, we exercised our termination right under Section 4.2 of the lease by providing the landlord with written notice to terminate the lease agreement effective immediately because the underlying premises were not delivered to us in accordance with the terms of the lease agreement.  The landlord objected to the written notice of termination and, on September 23, 2016, the landlord filed a complaint against us in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement. The complaint alleges that we breached the lease when we provided written notice to the landlord to terminate, and seeks damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, we filed our answer generally denying the allegations and setting forth our defenses.  At the same time, we filed a cross-complaint seeking compensatory damages, among other relief, for the landlord’s material breaches with respect to the lease agreement.  The parties are currently engaged in discovery. The parties have also participated in an initial mediation, and may participate in further mediation after further discovery has taken place. A Case Management Conference has been scheduled for January 23, 2018. A trial date of May 11, 2018 has been set.

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

Our research and development activities and our manufacturing activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our products and product candidates and other hazardous compounds. We are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our facilities pending use and disposal and we dispose of certain materials directly through incineration. We cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our employees and others, and environmental damage resulting in costly clean‑up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures we utilize for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Our Financial Position and Capital Requirements

We have had significant and increasing operating expenses and may require additional funding to continue as a going concern.

We believe that our existing cash and cash equivalents will not be sufficient to fund operations in compliance with our debt covenants as currently planned through the next 12 months, which raises substantial doubt about our ability to continue as a going concern. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations.  We intend to seek additional capital through collaborative or other funding arrangements with partners, equity and/or debt financings, or through other sources of financing. We are also pursuing alternatives to our current debt covenants, including refinancing the existing debt. In the event that additional financing is required from outside sources, we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

We are currently in compliance with the covenants under our term loan agreement with CRG. However, we anticipate that, based on our current operating plan for products and services currently under contract, and without securing additional sources of external funding, our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through the next 12 months, or the minimum annual revenue covenant of $50.0 million for the 12 months ending June 30, 2018. Failure to meet either covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $52.5 million, plus an early prepayment premium and an additional fee, to be immediately due and payable to CRG. As of June 30, 2017, the prepayment premium was 7.5% and the additional fee was 1.0%. We may not have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and amount of revenues from sales of our approved products and any subsequently approved product candidates that are commercialized;
•	the timing, rate of progress and cost of any ongoing or future clinical trials and other product development activities for our product candidates that we may develop, in‑license or acquire;
•	the size and cost of our commercial infrastructure;
•	the timing of FDA approval of our product candidates, if at all;
•	costs associated with marketing, manufacturing and distributing any subsequently approved product candidates;
•	costs and timing of completion of any additional outsourced commercial manufacturing supply arrangements that we may establish;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our products and our product candidates;

•	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;
•	costs associated with any product recall that could occur;
•	costs of operating as a public company;
•	the effect of competing technological and market developments;
•	our ability to acquire or in‑license products and product candidates, technologies or businesses;
•	personnel, facilities and equipment requirements; and
•	the terms and timing of any additional collaborative, licensing, co‑promotion or other arrangements that we may undertake.

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

Our independent registered public accounting firm has concurred with our determination that there is substantial doubt about our ability to continue as a going concern and we may be unable to remain a going concern absent additional sources of capital.

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

As of June 30, 2017, the amount of our total long-term debt was approximately $52.1 million, which is primarily pursuant to our term loan agreement with CRG, formerly Capital Royalty. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding payment-in-kind, (“PIK”) notes), extend the maturity date to June 30, 2019, and extend the quarterly interest‑only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018. On December 4, 2014, we borrowed the remaining $10.0 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement, and, on December 19, 2016, the term loan agreement was amended again to modify the financial covenants with respect to the minimum annual revenues requirement (for the 12 months ending June 30, 2017), all as described in further detail in “—The terms of our term loan agreement place restrictions on our operating and financial flexibility.”

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

During any such times when we have outstanding borrowings under the term loan agreement with CRG, we will be required to maintain certain deposits and minimum balances as well as be prohibited from engaging in significant business transactions without the prior consent of CRG, including a change of control or the acquisition by us of another company, or engaging in new business activities which are substantially different from our current business activities. These restrictions could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, under the term loan agreement with CRG, we are subject to covenants relating to our business, including, but not limited to covenants relating to the achievement of minimum annual revenues and minimum liquidity. For the twelve months ended June 30, 2017, the minimum annual revenues required by our covenant are $25 million, and the minimum liquidity covenant throughout the term of the loan requires us to maintain a cash balance in excess of $10 million, provided, however, that our cash balance may decrease below $10 million for no more than five non-consecutive business days during any quarter. The failure to meet either of these covenants is considered an event of default under the term loan agreement. We are also required to pay a prepayment penalty if we choose to repay the principal prior to maturity or upon other specified events, including an event of default or a change of control. In the event of a default under this agreement, all of our repayment obligations may be accelerated in full. In the event that we do not have sufficient capital to repay the amounts then owed, we may be required to renegotiate such arrangements on terms less favorable to us, pursue strategic alternatives, including sale of our company or our significant assets, or to cease operations. Furthermore, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to utilize our net operating loss carryforwards, or NOLs, and research and development income tax credit carryforwards may be limited.

As of September 30, 2016, we had net operating loss carry forwards, or NOLs, for federal and state income tax purposes of $137.4 million and $21.7 million, respectively. If not utilized, these NOLs will expire beginning in 2026 and 2017 for federal and state income tax purposes, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre‑change NOLs, and other pre‑change tax attributes (such as research and development tax credits) to offset its post‑change income may be limited. We believe that, with our initial public offering, or the IPO, and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, fewer units sold or decreased unit pricing of certain marketed products directly reduces our profit sharing revenues. In connection with Teva’s acquisition of the generic business of Allergan, it divested the Clonidine TDS product to Mayne in August 2016. If Mayne is less effective in its commercialization of this product than Teva, it may result in a loss of market share or reduced pricing, which could impact our revenues for this product for fiscal 2017 and beyond. In addition, product revenues related to Fentanyl TDS declined in fiscal 2016 compared to fiscal 2015 as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. Although orders and forecasts have increased since Mayne acquired the product, we expect that our product revenues from Fentanyl TDS in fiscal 2017 and beyond will be lower than fiscal 2016 as a result of these factors.

Furthermore, we measure compensation cost for stock‑based awards made to employees at the grant date of the award, based on the fair market value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, stock price volatility, and industry comparables, the magnitude of the expense that we must recognize may vary significantly. Finally, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

Even after we achieve U.S. regulatory approval for a product, or after we or our partners commercialize an FDA‑regulated product that does not require premarket approval (such as our consumer teeth whitening products), we will be subject to continued regulatory review and compliance obligations. For example, with respect to our drug products, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A drug product’s approval may contain requirements for potentially costly post‑approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. These requirements include submissions of safety and other post‑marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice, or cGMP, requirements, which are regulations addressing the proper design, monitoring, and control of manufacturing processes and facilities, and with the FDA’s Good Clinical Practice, or GCP, and the FDA’s Good Laboratory Practice, or GLP, requirements, which are regulations and guidelines enforced by the FDA for all of our products in clinical and pre‑clinical development, and for any clinical trials that we conduct post‑approval. To the extent that a product is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

In the case of Fentanyl TDS and any of our product candidates containing controlled substances, we will also be subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, theft and loss reporting, periodic inspection and annual quota allotments for the raw material for commercial production of our products. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, including the Quality System Regulation requirements for the medical device components of our products or similar requirements, if applicable. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where, or processes by which, the product is manufactured, a regulatory agency may impose restrictions on that product or us, including requesting that we initiate a product recall, or requiring notice to physicians, withdrawal of the product from the market or suspension of manufacturing.

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

There has been an increased public awareness of the problems associated with the potential for abuse of opioid-based medications.  Federal, state and local governmental agencies have increased their level of scrutiny of commercial practices of companies marketing and distributing opioid products, resulting in investigations, litigation and regulatory intervention affecting other companies.  For example, at the FDA’s request, Endo Pharmaceuticals, Inc. recently voluntarily withdrew its opioid OPANA® ER from the market due to the FDA’s concerns regarding the risks associated with use of the product.  This increasing scrutiny and related governmental and private actions, even if not related to a product that we make, could have an unfavorable impact on the overall market for opioid-based products such as our Fentanyl TDS product, or otherwise negatively affect our business.

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

Our near‑term revenue growth is dependent on the ability of our partner Agile to gain FDA approval of the Twirla transdermal contraceptive patch and to bring this product to market. Our collaboration partner Agile has conducted Phase 3 clinical studies and filed an NDA with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter in February 2013 identifying certain issues, including a request for additional clinical data and chemistry, manufacturing and control, or CMC, information, which must be addressed before approval can be granted. In June 2017, Agile resubmitted its NDA and the FDA has notified Agile of its acceptance of the resubmitted NDA for review. Agile has reported that the PDUFA date for the resubmitted NDA is December 26, 2017. In addition, in light of Mylan’s introduction of a generic version of the Ortho Evra contraceptive patch in April 2014, the Twirla product may face additional competition, assuming it is approved and commercialized. Despite FDA’s acceptance of the resubmitted NDA, we cannot assure you that Agile will be able to obtain regulatory approval for the Twirla product, or successfully commercialize the product, which would limit our near‑term growth prospects, and would create uncertainty around the value and usefulness of our Twirla manufacturing facility and equipment.

We have one partnered product candidate that is the subject of a pending ANDA submitted by our partner to the FDA, and several product candidates in clinical development. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries. Obtaining approval of an NDA or ANDA (or foreign equivalents) is a lengthy, expensive and uncertain process. The FDA and other regulatory authorities in foreign countries also have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons.

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

Any of our product candidates may fail to achieve their specified endpoints in clinical trials. For example, while we have received positive topline results in the Corplex Donepezil pilot bioequivalence study, future studies may not be consistent with these earlier positive results. In addition, while we plan to initiate dosing in our Corplex Donepezil pivotal study in the fall of 2017, we cannot be assured that we will be able to maintain our planned timelines. Furthermore, product candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with the design of clinical trials and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we or our partners request, or may grant approval contingent on the performance of costly post‑approval clinical trials. In addition, the FDA may not approve the labeling claims that we or our partners believe are necessary or desirable for the successful commercialization of our product candidates.

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

We must comply with cGMP requirements enforced by the FDA through its facilities inspection program and review of submitted technical information. In addition, we must obtain and maintain necessary DEA and state registrations, and must establish and maintain processes to assure compliance with DEA and state requirements governing, among other things, the storage, handling, security, recordkeeping and reporting for controlled substances. We must also apply for and receive a quota for fentanyl for our Fentanyl TDS product. Any failure to comply with these requirements may result in penalties, including fines and civil penalties, suspension of production, suspension or delay in product approvals, product seizure or recall, operating restrictions, criminal prosecutions, withdrawal of product approvals or severe reputational harm, any of which could adversely affect our business. If the safety of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to successfully commercialize or obtain regulatory approval for the affected product or product candidate, and we may be held liable for injuries sustained as a result. Any of these factors could cause a delay or termination of commercialization, preclinical studies and clinical trials, regulatory submissions or approvals of our products or product candidates, entail higher costs or result in us being unable to effectively commercialize our approved products.

Clinical drug development for our product candidates is expensive, time consuming, uncertain and susceptible to change, delay or termination.

Clinical drug development for our product candidates is very expensive, time‑consuming and difficult to design and implement. Our product candidates are in varying stages of development ranging from pre‑clinical feasibility studies to registration. We estimate that clinical trials for these product candidates, if and when initiated, will continue for several years and may take significantly longer than expected to complete. In addition, we, our partners, the FDA, an independent Institutional Review Board, or an IRB, or other regulatory authorities, including state and local agencies, may suspend, delay or terminate our clinical trials at any time, for various reasons, including:

•	failure to obtain IRB approval of each site;
•	inability to recruit suitable patients or subjects to participate in a trial;
•	lack of effectiveness of any product candidate during clinical trials;
•	discovery of serious or unexpected toxicities or side effects experienced by study participants or other safety issues;
•	slower than expected rates of subject recruitment and enrollment rates in clinical trials;
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

We have begun consultations with non-U.S. regulatory bodies. For example, we have received formal feedback from one major European country that the bioequivalence regulatory pathway is likely to be available in that country and we are awaiting additional feedback on the potential regulatory pathway from another major European country and are planning to review the data from our pilot study with the regulatory authorities in that European country later this year. If non-U.S. regulatory bodies determine that the bioequivalence pathway is not available, we will need to perform expensive, time-consuming efficacy studies to obtain regulatory approval in the relevant non-U.S. jurisdictions or we will not be able to commercialize our Alzheimer’s product candidates in these jurisdictions.

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

Agile has conducted three Phase 3 clinical studies of its product candidate, Twirla. The safety population in the first two of these studies included patients who received at least one dose of either Twirla or a combination oral contraceptive. In the combined safety population of Agile’s Phase 3 trials, there were a total of 22 serious adverse events, or SAEs, of which 16 were from the Twirla group and three (0.2% of the overall Twirla safety population) of which were considered to be possibly related to the study drug. In the third Phase 3 clinical trial, which was completed in December 2016 and enrolled 2,032 women, 1.97% of those participants experienced serious adverse events, and 0.7% of the subjects had SAEs that were considered potentially study drug related. Agile believes that Twirla will have a label consistent with other marketed hormonal contraceptive products containing ethinyl estradiol and levonorgestrel, including labeling that warns of risks of certain serious conditions, including venous and arterial blood clot events, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension. Regulatory authorities may require the inclusion of additional statements in the Twirla label, which may include a “black box” warning or contraindication. Based on guidance received from the FDA following the first two Phase 3 clinical trials, Agile conducted this additional confirmatory Phase 3 clinical trial and in June 2017, resubmitted its NDA, which has been accepted for review by the FDA.

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

Likewise, the annual Medicare Physician Fee Schedule update, which, until recently, was based on a target-setting formula system called the Sustainable Growth Rate, or SGR, was adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR was linked to the growth in the U.S. gross domestic product, or GDP, the SGR formula often resulted in a negative payment update when growth in Medicare beneficiaries’ use of services exceeded GDP growth.  Congress repeatedly intervened to delay the implementation of negative SGR payment updates.  For example, on April 1, 2014, with the enactment of the Protecting Access to Medicare Act of 2014, Congress prevented the 24% cut that was to occur by continuing the previously implemented 0.5% payment increase through December 31, 2014 and maintaining a 0% payment update from January 1, 2015 through March 31, 2015. However, on April 14, 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, which was signed into law by President Obama on April 16, 2015.  This law repeals the SGR methodology from the physician payment formula, institutes a 0% update to the Medicare Physician Fee Schedule for the January 1 to July 1, 2015 period, a 0.5% payment update for July 2015 through the end of 2019, and a 0% payment update for 2020 through 2025. For 2026 and subsequent years, the payment update will be either 0.75% or 0.25%, depending on which Alternate Payment Model the physician participates. In addition, there is increasing legislative attention to opioid abuse in the United States, including passage of the 2016 Comprehensive Addiction and Recovery Act and the 21st Century Cures Act, or the Cures Act, which, among other things, strengthens state prescription drug monitoring programs and expands educational efforts for certain populations. The Cures Act, which was signed into law on December 13, 2016 also, among other things, requires the manufacturer of an investigational drug for a serious disease or condition to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

We expect that the new Presidential Administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has supported the repeal of all or portions of the Affordable Care Act. In May 2017, the House of Representatives voted to pass the American Healthcare Act of 2017, which, if approved by the Senate, repeals certain portions of the Affordable Care Act and adds material new provisions. Considerable uncertainty remains, however, regarding whether the Senate will also pass the American Healthcare Act, or any other changes to the Affordable Care Act, and if it does and President Trump signs it into law, the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us, our industry or the market for healthcare products like ours. In addition, the House and Senate have recently passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law.  In July 2017, however, the Senate failed to approve a complete repeal of the Affordable Care Act.  There is still uncertainty with respect to the impact President Trump’s Administration and the U.S. Congress may have, if any. Any changes will likely take time to unfold and could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

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

If we or our partners are sued for infringing intellectual property rights of third parties, it would be costly and time consuming, and an unfavorable outcome in that litigation could have a material adverse effect on our business.

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

In addition, there may be issued patents of third parties of which we are currently unaware, that are infringed or are alleged to be infringed by our products, product candidates or proprietary technologies. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our own and in‑licensed issued patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering our products, product candidates or technology similar to ours. Any such patent application may have priority over our own and in‑licensed patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to those owned or in‑licensed to us, we or, in the case of in‑licensed technology, the licensor may have to participate, in the United States, in an interference proceeding to determine priority of invention.

A substantial portion of our partners’ products and product candidates are generic versions of pre‑existing brand name drugs and we may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our partners’ products and/or product candidates and/or proprietary technologies infringe their intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch‑Waxman Act. These lawsuits could claim that there are existing patent rights for such drug and this type of litigation can be costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. In addition to facing litigation risks directly, we have agreed to indemnify several of our partners against claims of infringement caused by our proprietary technologies, and we have entered or may in the future enter into cost‑sharing agreements with some of our partners that could require us to pay some of the costs of patent litigation brought against those partners whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost‑sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.

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

Essex Woodlands Health Venture Fund VII, L.P., together with certain of its affiliates, which together we refer to as Essex Woodlands, collectively beneficially owns or controls approximately 26% of the voting power of our outstanding common stock. In addition, Ron Eastman, a Managing Director of Essex Woodlands, is a member of our board of directors. As a result of its ability to control a significant percentage of the voting power of our outstanding common stock, Essex Woodlands may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. Essex Woodlands may have interests that are different from those of other stockholders. Moreover, this concentration of share ownership makes it difficult for other stockholders to replace directors and management without the consent of Essex Woodlands. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in a company with a single stockholder with this level of control.

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

We are required, pursuant to Section 404 of the Sarbanes‑Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.  However, for as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years following our IPO. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

On December 30, 2015, we entered into a sales agreement with Cantor Fitzgerald & Co., as agent pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock with aggregate proceeds of up to $20.0 million. As of June 30, 2017, all of the shares of common stock available for sale pursuant to the sales agreement remained available to be sold, subject to certain conditions as specified in the sales agreement, and sales of these shares could have a material adverse effect on the market price of our common stock.

In addition, on December 30, 2015, we filed a registration statement on Form S-3 (File No. 333-208800), which was declared effective by the SEC on January 20, 2016, to register for resale 9,353,304 shares of our common stock held by Essex Woodlands, or approximately 32% of our total outstanding shares of common stock as of the date of this report. As a result, such shares are freely tradable under the Securities Act of 1933, as amended, or the Securities Act, and sales of these shares could have a material adverse effect on the market price of our common stock.

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

We qualify as an “emerging growth company” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including certain reduced financial statement reporting obligations, reduced disclosure obligations about our executive compensation arrangements, exemptions from the requirement that we solicit non‑binding advisory votes on executive compensation or golden parachute arrangements, and exemption from the auditor’s attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our April 2014 IPO, (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1†	Supply Agreement by and between the Company and The Protcer & Gamble Manufacturing Company, dated as of May 1, 2017, as amended May 5, 2017					X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

†  Confidential treatment will be requested with respect to portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on August 11, 2017.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)