Form 10-K
period 2017-09-30
Corium International, Inc.
filed 2017-12-29
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2017
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non‑affiliates of the Registrant on March 31, 2017 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $82.3 million, based upon the closing price of $4.18 of the Registrant’s common stock as reported on the Nasdaq Global Market on such date.

As of December 26, 2017, there were approximately 36,117,913 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended September 30, 2017, are incorporated by reference in Part II and Part III of this Report on Form 10‑K. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part of this Form 10‑K.

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

Transdermal drug delivery is the transport of drugs through the skin for absorption into the body. We believe our platforms offer significant competitive advantages over competing transdermal approaches. Corplex and MicroCor are designed to be adapted broadly for use in multiple drug categories and indications. We use our Corplex technology to create advanced transdermal and transmucosal systems for small molecules that:

•	utilize less of the active ingredient while achieving the same or better therapeutic effect,
•	can deliver an active ingredient over a more prolonged period of time, resulting in less frequent dosing,
•	have the potential to improve the safety profile of small molecule drugs, particularly with respect to gastrointestinal, or GI, side effects,
•	can adhere well to either wet or dry surfaces, and
•	can hold additional ingredients required to aid the diffusion of low‑solubility molecules through the skin without losing adhesion.

Our MicroCor technology is a biodegradable microstructure system currently in development that enables the painless and convenient delivery of biologics that otherwise must be delivered via injection.

We have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. Our partners include Mayne Pharma Inc., or Mayne, The Procter & Gamble Company, or P&G, Agile, and Aequus Pharmaceuticals, Inc., or Aequus, as well as other pharmaceutical companies. All of our current commercial products are distributed, promoted and marketed by our partners.

The following table identifies: (1) products we have developed that are marketed by our partners, (2) products we have developed with our partners that are in clinical trials and that our partners have permitted us to disclose, (3) publicly disclosed clinical stage Central Nervous System, or CNS, products in our proprietary pipeline, and (4) products currently awaiting Food and Drug Administration, or FDA, approval.

Partner	Product/Candidate	Application	Status
Mayne	Clonidine TDS	Hypertension	Marketed
Mayne	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	NDA Filed
Self-funded	Donepezil TDS	Alzheimer's	Pivotal Bioequivalence
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Aequus	Aripiprazole TDS	Psychiatric Disorders	Phase 1
Mayne	ANDA	Motion Sickness	ANDA Filed

In August 2016, Mayne acquired the commercial rights to the Clonidine Transdermal Delivery System, or Clonidine TDS, and the product-related agreements from Teva Pharmaceuticals USA, Inc., or Teva, as a result of a Federal Trade Commission, or FTC, consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc, or Allergan. Mayne currently sells Clonidine TDS throughout the United States. The product was originally developed in 2004, and was commercially launched in 2010 by Teva.

In March 2017, Mayne acquired the commercial rights to the Fentanyl TDS from Par Pharmaceuticals, or Par. Par had originally acquired the product as a result of an FTC-mandated divestiture of Fentanyl TDS from Actavis Inc., or Actavis, in connection with the merger of Actavis with Watson Pharmaceuticals, Inc. Mayne currently sells Fentanyl TDS throughout the United States. We began the development of Fentanyl TDS in May 2002, and the product was commercially launched in 2007.

Our partnership with P&G began in 2005 with the development of the various products under the Crest® Whitestrips label, the first of which P&G commercially launched in 2009. P&G currently sells Crest Whitestrips products globally.

In addition to commercialized products, we have a number of product candidates in late stages of development. One of these products is Twirla®, which is an investigational combination hormonal contraceptive transdermal patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives over seven days. We are the exclusive manufacturer of this product for Agile.

In January 2017, Agile announced top-line data from a completed Phase 3 clinical trial. Agile had initiated this trial after receipt of a Complete Response Letter, or CRL, from the FDA in February 2013 in response to Agile’s previous New Drug Application, or NDA, filing in April 2012. As recommended by the FDA in the February 2013 CRL, Agile conducted a third Phase 3 clinical trial which was completed in 2016. In June 2017, Agile resubmitted its NDA with the results of the additional Phase 3 clinical trial and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review.  Agile’s Prescription Drug User Fee Act, or PDUFA, goal date for this resubmission was December 26, 2017.  On December 22, 2017, Agile disclosed that the FDA had issued a Complete Response Letter in response to the resubmission of their NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile further disclosed that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that the observations noted during an FDA inspection of our facility must be resolved. The CRL also recommended that Agile address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates. Agile disclosed that they had submitted an amendment to their NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality adhesion test methods cited in the CRL, and further disclosed that the CRL acknowledged receipt of the Agile NDA amendment and stated that the amendment was not reviewed prior to the FDA's action.  In addition, on November 20, 2017 and December 1, 2017, we provided the FDA responses addressing each of the observations made during the FDA's facility inspection.

Agile has also disclosed that it intends to request a meeting with the FDA as soon as possible to discuss the points raised in the CRL and a path to approval for Twirla. We are working closely with Agile to address the non-clinical issues raised in the CRL as quickly as possible.

We are developing several additional products utilizing our Corplex technology, some of which we advanced into human clinical trials during 2015 and 2016. Our two lead central nervous system product candidates are for the transdermal treatment of Alzheimer’s disease and incorporate the two most commonly-prescribed drugs already approved by the FDA for this disease: donepezil and memantine.

Alzheimer's disease is a progressive brain disorder in which the brain cells degenerate and die, causing a steady decline in memory and mental function.  An estimated 5.5 million Americans suffered from Alzheimer's disease in 2017 and, by 2025, this number is estimated to reach 7.1 million. Alzheimer's disease is the most common cause of dementia among older adults.  Dementia ranges in severity from mild, when it is just beginning to affect a person's functioning, to moderate, and severe, when the person must depend on others for the basic activities of day-to-day life.

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

Memantine (the active ingredient in Namenda®) is one of the most widely-prescribed medications for the treatment of moderate to severe dementia of the Alzheimer’s type.  Memantine is the only FDA-approved N-methyl-D-aspartate, or NMDA,-receptor antagonist for use in Alzheimer’s and works by regulating the activity of glutamate, a neurotransmitter in the brain involved in learning and memory.  Memantine is currently only available in once- and twice-daily oral dosage forms. As with donepezil, this presents compliance challenges for family members and caregivers who cannot rely on patients to consistently take their daily oral medications.

Our donepezil and memantine product candidates first entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced positive results for several donepezil and memantine clinical trials in fiscal 2016. In April 2016, we received positive feedback from the FDA on our pre-Investigational New Drug, or pre-IND, submission that outlined our proposed 505(b)(2) regulatory pathway for Corplex Donepezil based on a demonstration of bioequivalence, or BE. Specifically, the FDA advised us that if we can adequately demonstrate bioequivalence between Corplex Donepezil and oral Aricept in our planned bioequivalence studies, additional clinical efficacy studies would not be required. Bioequivalence clinical studies are designed to assess the biological equivalence of pharmaceutical products based on their pharmacokinetic, or PK, profiles, and are generally performed in healthy subjects. These studies are relatively short in duration and provide a development path that is generally less costly and more streamlined than typical clinical development programs, which require studies demonstrating safety and efficacy in patients.

Additionally, in August 2016, after review of our pre-IND submission of Corplex Memantine, the FDA concurred with our development plans for this product, including our proposal for a pivotal study based on the demonstration of bioequivalence between the Corplex Memantine and oral Namenda XR® extended release capsules.

In the fourth calendar quarter of fiscal 2016, we initiated our pilot bioequivalence study for Corplex Donepezil, and we completed the study in April 2017. The pilot bioequivalence study was a six-month, three-period, randomized crossover study comparing the steady-state PK profiles of once-daily oral Aricept with two Corplex Donepezil transdermal patches that differed only in size. Based on the results of our earlier one-week Phase 1 PK study comparing Corplex Donepezil with oral Aricept®, we projected that at steady state, the maximum plasma concentration and the area under the curve of plasma concentration of donepezil with the Corplex patch over the course of a week would be similar to the same measurements of oral Aricept. Data from the pilot BE study demonstrated that the smaller of the two Corplex Donepezil product candidates successfully met the statistical criteria for bioequivalence to oral Aricept based on the primary PK parameters of maximum plasma concentration at steady state, or Cmax, and area under the curve at steady state, or AUC, previously established with the FDA. Both Corplex transdermal treatments were well tolerated, with favorable adhesion, skin safety and gastrointestinal side effect profiles after application of over 500 patches in the course of the study. For example, the incidence of treatment-related nausea in subjects on the smaller patch was more than six-fold lower than the incidence of nausea with oral Aricept. In August 2017, we held an end of Phase 2 meeting with the FDA in which we reviewed the results from the pilot BE study.  The FDA confirmed the choice of PK parameters and statistical testing approaches for the BE study and also confirmed our design of the planned supportive studies and other requirements for product registration.  The FDA also indicated that it would consider whether the pilot study could serve as the pivotal study and we have provided additional data requested by the FDA for this purpose. However, since we are uncertain as to the length of that review, we initiated dosing of our pivotal BE study for Corplex Donepezil in October 2017. The design of the pivotal BE study is similar to the pilot study and is a single center, randomized, multiple dose, two-way crossover study in healthy volunteers, conducted at the same site as the pilot BE study. Dosing in the first treatment period was completed in December, with topline results expected in the first half of calendar 2018. We are targeting submission of a Section 505(b)(2) NDA for this product candidate in the fourth quarter of calendar 2018.

We are currently focusing our resources and clinical development efforts on Corplex Donepezil, the highest priority of our proprietary programs, and plan to defer the next stage of clinical trials for our other proprietary programs, including Corplex Memantine, pending further progress on our donepezil program. We anticipate following the same bioequivalence-based development pathway for Corplex Memantine that we are following for Corplex Donepezil.  In addition, we continue to perform preclinical development work on other proprietary pipeline products with a primary focus on developing innovative products for treatment of central nervous system diseases.

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological and psychiatric disorders. The first project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of psychiatric conditions. Aequus reported positive results from a single dose Phase 1 bioavailability clinical trial in the first calendar quarter of 2016 and, in April 2017, announced positive results from a follow-up repeat dose 28-day study to evaluate the bioavailability and safety of this product candidate.

We routinely enter into other feasibility and development agreements with pharmaceutical and biotechnology companies involving our Corplex and MicroCor technologies.

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

Transdermal delivery and transmucosal delivery, or delivery through mucous membranes, offer patients more convenient, non‑invasive and comfortable methods of drug delivery. The benefits of transdermal and transmucosal delivery systems over other dosage forms generally include enhancing the efficacy and reducing the side effects of a drug by controlling the rate of delivery and absorption, avoiding the undesirable breakdown of drugs in the liver associated with gastrointestinal absorption, reducing or eliminating gastrointestinal side effects related to local drug effects within the GI tract, and improving the level of patient compliance and long‑term adherence to therapy.

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

•

Delivery Limitation:  The pharmaceutical industry has been unable to formulate certain drugs for transdermal drug delivery, particularly small molecules that are not soluble in water or are unstable in the presence of air or water.

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

Corplex Technology

Corplex is a novel technology incorporating combinations of materials that utilize the properties of both traditional pressure‑sensitive adhesives, or PSAs, as well as bioadhesives, to enable the transdermal delivery of small molecules. Corplex encompasses combinations and blends of polymers to provide a range of properties that improve adhesion and delivery of active ingredients that may otherwise be difficult to formulate for transdermal delivery. We use our Corplex technology in the Crest Whitestrips products and in several of our therapeutic products in development, including our Corplex Donepezil and Corplex Memantine products. Our Corplex transdermal delivery systems provide advanced custom solutions for small molecules and feature the following benefits:

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

•

Ease‑of‑Use:  Our Corplex systems are designed to improve patient compliance by being easy to use and providing more convenient dosing regimens. In addition, Corplex products are suitable for long‑term skin contact and are designed to be easily removed with minimal damage to skin and without leaving a residue. Corplex incorporates unique compositions and blends of polymers to provide a range of hydrophilic to hydrophobic properties, enabling excellent adhesion to both dry and wet surfaces with a variety of wear times, ranging from seconds to up to seven days.

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

•

Improved Therapeutic Profile:  By achieving a steady dosage level, Corplex systems are designed to minimize side effects that otherwise result from peak concentrations of the drug when delivered with oral or other dosage forms. Transdermal drug delivery can also minimize or eliminate gastrointestinal side effects due to local drug effects in the GI tract.

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

Material Relationships

Our partners are critical to our success. We currently have material relationships with the following companies, as well as earlier‑stage relationships with a number of other companies. This diversified mix of partnerships provides multiple potential sources of revenue growth in the future. In each of fiscal 2017 and 2016, we derived nearly all of our revenues from our partners Mayne/Teva, Endo/Par, P&G and Agile. In fiscal 2017, we received $7.0 million of our revenues from Mayne, $16.8 million from P&G, and $5.8 million from Agile, or 22%, 53%, and 18%, respectively. In fiscal 2016, we received $7.4 million from Mayne/Teva, $6.6 million from Endo/Par and $13.9 million of our revenues from P&G, or 22%, 20% and 42% of our revenues, respectively.

Mayne Pharma, Inc./Teva Pharmaceuticals, USA Inc.

In 2004, we entered into a development, manufacturing and commercialization agreement with Barr Laboratories, Inc., or Barr, for four generic transdermal drug products. We entered into three separate agreements with Barr, one in 2006 and two in 2007, to develop and commercialize additional Abbreviated New Drug Application, or ANDA transdermal patch products. In 2008, Teva acquired Barr. Following this acquisition and its review of resource allocations and potential conflicts, Teva continued three of these development programs, including Clonidine TDS, a urology patch approved in March 2014 and a motion sickness patch. In August 2016, Teva transferred Clonidine TDS and the agreements related to this product to Mayne as a result of an FTC consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan. Mayne currently sells Clonidine TDS throughout the United States. In December 2016, Teva assigned to Mayne the agreements and rights to the motion sickness patch, which is currently the subject of a pending ANDA.

In March 2017, Mayne acquired the commercial rights to Fentanyl TDS from Par Pharmaceutical, or Par. Mayne currently sells Fentanyl TDS throughout the United States. For more information on Fentanyl, please see “Endo Pharmaceuticals, Inc./Par Pharmaceutical, Inc.” below.

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

The contract for Clonidine and the motion sickness patch extend for ten years beyond the respective product launch dates, with provisions for automatic annual renewal thereafter. Each contract may be terminated, with three months’ notice before the end of a renewal period, or for uncured material breach, bankruptcy, or certain conditions preceding ANDA filing. If any of these agreements were to be terminated, Mayne would be required to obtain FDA approval for an alternate manufacturing site before they could obtain additional supply of the relevant product, a process that generally takes two years or more.

In addition to contract research and development revenues and product revenues, from the inception of our collaborations with Teva and its predecessor, we have received no license fees and $0.2 million in milestone payments. Similarly, other than contract research and development revenues, we have received no license fees or milestone payments from Mayne. Under our current agreements, we are not eligible for additional milestone payments from Mayne. We also receive a profit share equal to a low tens percentage of Mayne’s net sales of Clonidine TDS, after deducting certain selling‑related expenses.

Endo Pharmaceuticals, Inc./Par Pharmaceutical, Inc.

In 2002, we entered into a product development, collaboration and license agreement and in 2003 we entered into a manufacturing and supply agreement with Abrika LLLP for a generic equivalent of Duragesic, a fentanyl transdermal product marketed by Johnson & Johnson. In 2007, Abrika was acquired by Actavis, Inc. In 2007, the FDA approved and Actavis launched our Fentanyl TDS product. In 2012, Par, a wholly-owned subsidiary of Endo since 2015, acquired the fentanyl business from Actavis as a result of an FTC-mandated divestiture of Fentanyl TDS from Actavis in connection with the merger of Actavis with Watson Pharmaceuticals, Inc.   In March 2017, Mayne acquired the commercial rights to Fentanyl TDS from Par.

Abrika and Actavis paid us for the development of Fentanyl TDS and we also received a manufacturing margin and have historically been paid a royalty on net sales of the products by Par. The 2002 agreement may be terminated for uncured material breach, bankruptcy, or certain conditions preceding ANDA filing. If Mayne, who acquired the product from Par, were to terminate the agreement, it would be required to obtain FDA approval for an alternate manufacturing site before it could obtain additional supply of the product, a process that generally takes two years or more. On June 26, 2015, we amended our agreements with Par, consisting of the Product Development, Collaboration and License Agreement and the Manufacturing and Supply Agreement for Transdermal Fentanyl, to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of Par’s exclusive rights to products other than the fentanyl reservoir patch that was being manufactured by us for Par, which is an AB-rated generic equivalent to DURAGESIC®. The amended terms also eliminated the royalty obligations and established mutually agreeable transfer pricing. The term of our Manufacturing and Supply Agreement for Fentanyl TDS ends on November 12, 2023. The Product Development, Collaboration and License Agreement does not have a fixed expiration date, but it is no longer active as there are no outstanding performance obligations by either party under that agreement.

In addition to contract research and development revenues and product revenues, from the inception of our collaborations with Endo/Par and its predecessors and assignee, Mayne, we have received no license fees and $0.5 million in milestone payments from Par.

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

We have developed and commercialized five oral care products for P&G sold under the brand name Crest Whitestrips. We have developed all of these products under the joint development agreement and are currently supplying each product in an intermediate (as opposed to final packaging) stage to P&G. The term of the joint development agreement ends on June 13, 2020.  We or P&G may terminate the joint development agreement in the event of a material default by the other party, and P&G may terminate the joint development agreement for convenience.

We also have a commercial supply agreement in place, under which we are responsible for the production and supply to P&G of the five oral care products. Under the terms of the agreement, we are the exclusive supplier to P&G for the Crest Whitestrips products that use our Corplex technology and the agreement can be expanded to include any additional products that move into commercial supply. We entered into our current supply agreement in April 2017 and the term of the agreement ends in March 2022. We or P&G may terminate the supply agreement in the event of the other party’s material breach. We believe that we have unique capabilities and know‑how related to the manufacture of Corplex‑based Crest Whitestrips, which we believe would be difficult for another party to duplicate.

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

We have worked in partnership with Agile to prepare facilities and equipment at our Grand Rapids manufacturing site for approval and commercial production of the product. The primary production equipment specifically designed for manufacture of this product is in place and is owned by Agile, and we are responsible for operating and maintaining that equipment.

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

Products and Pipeline

We have seven commercial products and two products awaiting FDA approval, and we are developing additional undisclosed prescription drug products with partners. We also routinely enter into feasibility agreements with pharmaceutical and biotechnology companies involving our Corplex and MicroCor technologies.

Marketed Products:

In fiscal 2017, we received a total of $22.4 million in product revenues from our three marketed products: $3.7 million from Clonidine TDS, $2.2 million from Fentanyl TDS, and $16.5 million from Crest Whitestrips, representing 16%, 10% and 74% of total product revenues, respectively.

Clonidine TDS is a treatment for hypertension that we developed under an ANDA as a generic version of the branded drug known as Catapres-TTS®. Clonidine TDS was launched in 2010 by Teva and is now marketed by Mayne, following an FTC-mandated divestiture, and is manufactured by us exclusively for Mayne.

Fentanyl TDS is a treatment for management of chronic pain, including cancer‑related pain, under specified conditions. We developed this product for approval under an ANDA as a generic version of the branded product known as Duragesic. Our Fentanyl TDS was approved in 2007 and is currently marketed by Mayne and manufactured by us exclusively for Mayne.

Crest Whitestrips are a series of five products for oral care that we co‑developed with P&G as part of a broad relationship relating to oral care products. These products utilize our Corplex polymer technology and are sold under the Crest Whitestrips brand. We are the sole supplier of the oral care system for P&G.

Proprietary Pipeline Products:

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

Memantine (the active ingredient in Namenda®) is one of the most widely-prescribed medications for the treatment of moderate to severe dementia of the Alzheimer’s type.  Memantine is the only FDA-approved N-methyl-D-aspartate, or NMDA-receptor antagonist for use in Alzheimer’s and works by regulating the activity of glutamate, a neurotransmitter in the brain involved in learning and memory. Memantine is currently only available in once- and twice-daily oral dosage forms. As with donepezil, this presents compliance challenges for family members and caregivers who cannot rely on patients to consistently take their oral medications.

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

In September 2016, we filed an Investigational New Drug, or IND, Application for Corplex Donepezil following completion of required nonclinical studies. The FDA notified us in October 2016 that we may proceed with our planned bioequivalence testing, and we initiated a pilot bioequivalence study in the United States during the fourth calendar quarter of 2016. This study evaluated steady state blood levels of once-weekly Corplex Donepezil using two different patch sizes compared to 10mg per day of oral Aricept in healthy volunteers.  Data from the pilot study demonstrated that the smaller of the two Corplex Donepezil product candidates successfully met the statistical criteria for bioequivalence to oral Aricept using the primary PK parameters of maximum plasma concentration at steady state, or Cmax, and area under the curve at steady state, or AUC, previously established with the FDA. Both Corplex transdermal treatments were well tolerated, with favorable adhesion, skin safety and gastrointestinal side effect profiles after application of over 500 patches in the course of the study. In August 2017, we held an end of Phase 2 meeting with the FDA in which we reviewed the results from the pilot BE trial.  The FDA confirmed the choice of PK parameters and statistical testing approaches for the BE study and also confirmed our design of the planned supportive studies and other requirements for product registration. The FDA also indicated that it would consider whether the pilot study could serve as the pivotal study and we have provided additional data requested by the FDA for this purpose. However, since we are uncertain as to the length of that review, we initiated dosing of our pivotal BE study for Corplex Donepezil in October 2017.  The design of the pivotal BE study is similar to the pilot study and is a single center, randomized, multiple dose, two-way crossover study in healthy volunteers, conducted at the same site as the pilot BE study.  The first treatment period will be complete in December, with topline results expected in the first half of calendar 2018. We are targeting submission of a Section 505(b)(2) NDA for this product candidate in the fourth quarter of calendar 2018.

Corplex Ropinirole is designed as a once-weekly transdermal patch for the treatment of Parkinson’s disease. Parkinson’s disease is the second most common neurodegenerative disorder after Alzheimer’s disease and many Parkinson’s patients have trouble swallowing pills. Approximately one million people in the United States and over ten million people worldwide suffer from this disease, which is commonly treated with dopamine replacement therapies such as levodopa and dopamine agonists that mimic the action of dopamine. We have performed preclinical development work on a transdermal formulation of ropinirole, a proven and FDA-approved dopamine agonist for treating Parkinson’s disease. We anticipate developing this patch under a 505(b)(2) regulatory pathway, which we believe will allow for reduced nonclinical and clinical study cost and time.

MicroCor hPTH(1‑34) is a transdermal system designed to use our MicroCor technology to provide simplified delivery of parathyroid hormone, the active ingredient of Forteo®, an injectable product marketed by Eli Lilly and Company for the treatment of severe osteoporosis. hPTH(1‑34) is a shortened version of the naturally occurring parathyroid hormone that promotes bone growth.

We have completed Phase 1 and Phase 2a clinical studies of MicroCor hPTH(1‑34) in healthy women. In these studies, MicroCor hPTH(1‑34) was shown to be safe and well tolerated with comparable drug exposure to that achieved with the commercially available subcutaneous injections. The product achieved rapid systemic delivery of hPTH with a short wear time of five minutes. We reported successful, interim Phase 2a results in July 2015. Although we have self-funded Phase 1 and Phase 2a clinical trials for MicroCor hPTH(1‑34), further development is dependent on securing a partner-funded agreement.

We have in place facilities for manufacture of MicroCor products for early clinical testing. We have developed an aseptic manufacturing plan for large scale manufacturing, which would be required for Phase 3 and commercial production of any MicroCor products.

Feasibility Programs include self-funded and partner‑funded feasibility programs that we have completed or are currently in progress. Our self-funded programs are focused primarily on central nervous system indications. In our partner-funded programs performed to date, we have collaborated with leading biopharmaceutical companies to formulate their proprietary active molecules in our Corplex and MicroCor technologies and demonstrate delivery of the drug in animal models.

Partnered Pipeline Products:

Twirla is a combination hormonal contraceptive patch that contains the active ingredients ethinyl estradiol (an estrogen) and levonorgestrel (a progestin), both of which have an established history of efficacy and safety in currently marketed combination contraceptives. Twirla is designed to deliver both hormones at levels comparable to low‑dose oral contraceptives. By delivering these active ingredients over seven days, this product is designed to promote enhanced compliance by patients with a convenient, easy‑to‑use format. The patch is applied once weekly for three weeks, followed by a week without a patch. The product, which was designed by Agile and for which we have done process development and manufacturing, will, if approved, be packaged with three patches per carton to provide a cycle (month) of therapy. We are the exclusive manufacturer of this product for Agile.

In January 2017, Agile announced top-line data from a completed Phase 3 clinical trial. Agile had initiated this trial after receipt of a CRL from the FDA in February 2013 in response to Agile’s previous NDA filing in April 2012. As recommended by the FDA in the February 2013 CRL, Agile conducted a third Phase 3 clinical trial which was completed in 2016. In June 2017, Agile resubmitted its NDA with the results of the additional Phase 3 clinical trial and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review. Agile’s PDUFA goal date for this resubmission was December 26, 2017.  On December 22, 2017, Agile disclosed that the FDA had issued a Complete Response Letter in response to the resubmission of their NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile further disclosed that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that the observations noted during an FDA inspection of our facility must be resolved.  The CRL also recommended that Agile address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates. Agile disclosed that they had submitted an amendment to their NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality adhesion test methods cited in the CRL, and further disclosed that the CRL acknowledged receipt of the Agile NDA amendment and stated that the amendment was not reviewed prior to the FDA's action.  In addition, on November 20, 2017 and December 1, 2017, we provided the FDA responses addressing each of the observations made during the FDA's facility inspection.

Agile has also disclosed that it intends to request a meeting with the FDA as soon as possible to discuss the points raised in the CRL and a path to approval for Twirla. We are working closely with Agile to address the non-clinical issues raised in the CRL as quickly as possible.

Motion Sickness Patch.  We have developed a three-day generic transdermal product for the prevention of nausea and vomiting associated with motion sickness in collaboration with Mayne, who acquired the product from Teva. This product is currently the subject of a pending ANDA.

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

In addition, our Menlo Park site operates a facility capable of making products in accordance with current good manufacturing practice, or cGMP, requirements for certain Phase 1 and Phase 2 clinical studies.

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

Our facilities are FDA and DEA registered, and ISO9001 and ISO13485 certified. Our manufacturing facilities in Grand Rapids are licensed to manufacture over-the-counter, Or OTC, products, consumer products, prescription transdermal, dermal and mucosal products, as well as wound care products. Our Grand Rapids facilities also have the capacity to produce over 100 million patches annually and can be expanded as our needs grow. A number of our equipment lines have been fully funded by our partners to support the development of partnered products. In these cases, the partners retain title to those equipment lines, while we retain responsibility for maintaining and operating them. Our operations include on‑site quality control laboratories and testing procedures, quality assurance systems, and internal audit procedures for our processes and equipment.

Intellectual Property

Our success depends on our ability to obtain patents and protect our trade secrets and know‑how. We must be able to operate without infringing on any other company’s intellectual property and we must prevent others from infringing our intellectual property. Our strategy is to protect our intellectual property by filing both U.S. and international patents related to our proprietary technologies, products, inventions and improvements that are important to our business. For both our Corplex and MicroCor platforms, we own all relevant material patents. With respect to our Corplex technology and products, and as of September 30, 2017, Corium owns or co-owns 29 U.S. issued patents and 111 foreign issued patents (which include granted European patents rights that have been validated in various EU member states) and 19 U.S. pending patents and 17 foreign pending patents.  The issued patents and patent applications, if issued, expire between 2021 and 2038 and include composition of matter, use and process claims to cover the proprietary technology platforms and specific products and product candidates.  Patents are issued or pending in Australia, Canada, China, Europe, Japan, Russia, and the United States.  With respect to our MicroCor technology and products, and as of September 30, 2017, Corium owns 29 U.S. issued patents and 88 foreign issued patents (which include granted European patents rights that have been validated in various EU member states) and 17 U.S. pending patents and 84 foreign pending patents.  The issued patents and patent applications, if issued, expire between 2019 and 2038 and include composition of matter, use and process claims to cover the proprietary technology platforms and specific products and product candidates.  Patents are issued or pending in Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Korea, Mexico, Russia, South Africa, and the United States.  For Corplex and MicroCor, some of the issued patents and pending patent applications, if issued, may also be eligible for patent term extension and patent term adjustment, respectively, thereby extending their patent terms.

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

In certain circumstances, we rely on trade secrets to protect our technology. Trade secrets are difficult to protect. Generally, we protect our proprietary processes and manufacturing as trade secrets and we secure confidentiality agreements from all of our employees, contractors, consultants and advisors. We cannot assure that the agreements will not be breached, or that we will be able to remedy such a breach, or that our trade secrets will not become known in the public domain or be discovered by our competitors. Disputes may also arise with respect to know‑how and inventions created by our employees, contractors and consultants. See the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

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

FDA Regulation of Drugs.  The process required by the FDA under the new drug provisions of the Federal Food, Drug, and Cosmetic Act, or FFDC Act, before our investigational drugs may be marketed in the United States generally involves the following:

•	Completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	Submission of an IND, which must become effective before clinical trials may begin;
•

Performance of adequate and well‑controlled human clinical trials to establish the safety and efficacy of the investigational drug for each proposed indication in accordance with the FDA’s current good clinical practice, or GCP, requirements;

•	Submission to the FDA of an NDA after completion of all pivotal clinical trials;
•

Satisfactory completion of an FDA pre‑approval inspection of the manufacturing facilities at which the drug will be produced, to assess compliance with cGMP regulations, or, for our medical device components, the Quality System Regulation, or QSR; and

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. Submission of an NDA requires the payment of a substantial user fee to the FDA, and although the agency has defined user fee goals that govern the length of an NDA’s review time, we cannot assure that the FDA will make a review decision in any particular timeframe. After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its active pharmaceutical ingredient will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete but the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or one or more additional clinical trials and/or other requirements related to clinical trials, preclinical studies or manufacturing, any of which may be expensive and require considerable time to complete. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

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

Past FDA and state inspections have identified and may in the future identify compliance issues at our facilities or at the facilities of our suppliers of raw materials that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA‑initiated or judicial action that could delay or prohibit further marketing.

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

The FDA also has the authority to require a risk evaluation and mitigation strategy, or REMS to ensure the safe use of a drug. The FDA has authority to require a REMS under the Food and Drug Administration Amendments Act of 2007 when necessary to ensure that the benefits of a drug outweigh the risks. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. If the FDA determines a REMS is necessary, the drug sponsor must agree to the REMS plan at the time of approval. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. In addition, the REMS must include a timetable to assess the strategy at 18 months, three years, and seven years after the strategy’s approval. The FDA may also impose a REMS requirement on a drug already on the market if the FDA determines, based on new safety information, that a REMS is necessary to ensure that the drug’s benefits outweigh its risks. FDA is working towards improving the efficiency and reducing the burdens associated with REMS requirements and is actively considering ways to encourage the use of shared system REMS between all innovator and generic companies producing a particular drug, and to facilitate generic access to samples of drugs subject to REMS restrictions for the purpose of conducting bioequivalence testing.  Whether and how these policy goals will be implemented and how they will affect our products and those of our competitors remains uncertain.

On July 9, 2012, the FDA approved a REMS for extended‑release and long‑acting opioid medications. Several of our currently marketed drug products and investigational drugs, including fentanyl, are subject to the REMS. The shared system REMS has been modified over time to add information about additional products, including various strengths of fentanyl transdermal systems.  The shared system REMS was most recently modified on May 26, 2017 to align the materials with enhanced class-wide safety labeling changes required for opioid analgesics.  The labeling changes include modifications to the medications’ indications, limitations of use, and warnings (including prominent boxed warnings that highlight the risks of abuse associated with these drugs), as well as safety information about potentially harmful drug interactions and about the effects of opioids on the endocrine system. There may be increased cost, administrative burden and potential liability associated with the marketing and sale of drugs subject to the REMS requirement, which could negatively impact the commercial benefits to us and our partners from the sale of these drug products and, if approved, drug product candidates. Our partners, as the holders of the marketing applications for the affected drugs, are responsible for compliance with the opioid REMS requirements.

The Drug Supply Chain Security Act (DSCSA) added new sections in the FFDC Act that require manufacturers, repackagers, wholesale distributors, dispensers, and third-party logistics providers to take steps to identify and trace certain prescription drugs to protect against the threats of counterfeit, stolen, contaminated, or otherwise harmful drugs in the supply chain.  Among other mandates, the DSCSA requires manufacturers and repackagers to affix or imprint a unique product identifier (comprised of a standardized numerical identifier, lot number, and expiration date of the product) on certain prescription drug packages in both a human-readable and on a machine-readable data carrier.  The standardized numerical identifier is comprised of the product’s corresponding National Drug Code combined with a unique alphanumeric serial number.  A drug product is misbranded if it does not bear the product identifier as required by Section 582 of the FFDC Act.  Section 582 also establishes several requirements relating to the verification of product identifiers. Implementation of the product identifier requirements has imposed and will continue to impose increased costs and administrative burdens and may lead to potential liability associated with the marketing and sale of drug products subject to these requirements.

Hatch‑Waxman Act.  Section 505 of the FFDC Act describes three types of NDAs that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and effectiveness. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch‑Waxman Act, created two additional marketing pathways under Sections 505(b)(2) and 505(j) of the FFDC Act. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. This regulatory pathway enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product, called the Reference Listed Drug, or RLD, or on published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and effectiveness. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to (i.e., performs in the same manner as) the innovator drug. The generic version generally must deliver approximately the same amount of active ingredients into a patient’s bloodstream in the same amount of time as the innovator drug.

Although there is no clear published FDA guidance on whether bioequivalence studies can be relied on for approval of a transdermal formulation under the Section 505(b)(2) regulatory pathway where the RLD is an oral dosage form, we have received written feedback from the FDA on our pre-IND submissions for both Corplex Donepezil and Corplex Memantine confirming that a 505(b)(2) regulatory pathway based solely on a demonstration of bioequivalence is acceptable for each of these product candidates.  Based on this guidance, and confirmed by FDA in our recent end of Phase 2 meeting regarding Corplex Donepezil, we have made a direct transition from the pilot bioequivalence study to a single pivotal bioequivalence study in healthy volunteers, saving expense and time.

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

We have begun consultations with a small number of non-U.S. regulatory bodies to determine whether regulatory approval based upon bioequivalence would be possible. We have received formal feedback from one major European country that the bioequivalence regulatory pathway is likely to be available for Corplex Donepezil in that country and we are awaiting additional feedback on the potential regulatory pathway from another major European country. We have submitted the data from our pilot BE study with the regulatory authorities in that European country for review. In addition, we have had preliminary conversations with Pharmaceuticals and Medical Devices Agency, Japan, who have indicated that regulatory approval based on bioequivalence in Japan is unlikely. If non-U.S. regulatory bodies determine that an abbreviated pathway based on the demonstration of bioequivalence is not available for Corplex Donepezil, we will need to perform more expensive, time-consuming preclinical tests and/or clinical trials, likely including clinical efficacy and safety studies to seek regulatory approval in the relevant non-U.S. jurisdictions and, if we are unable to perform these studies or obtain regulatory approval, we will not be able to commercialize our Alzheimer’s product candidates in these jurisdictions.

The Drug Enforcement Administration.  Certain of our products, including our fentanyl patch, are regulated as a “controlled substance” as defined in the Controlled Substances Act of 1970, or the CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the Drug Enforcement Administration, or the DEA. The DEA is concerned with the control and handling of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

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

Other Healthcare Laws.  Although we do not directly market or promote any of our products, we and our partners are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws may include, without limitation: (a) federal and state laws relating to the Medicare and Medicaid programs and any other federal healthcare program; (b) federal and state laws relating to healthcare fraud and abuse, including, without limitation, the federal Anti‑Kickback Statute (42 U.S.C. § 1320a‑7b(b)), the federal False Claims Act (31 U.S.C. §§ 3729 et seq.), the False Statements Statute, (42 U.S.C. § 1320a‑7b(a)), the Exclusion Laws (42 U.S.C. § 1320a‑7), the federal Physician Payment Sunshine Act (42 U.S.C. § 1320a‑7h), the Anti‑Inducement Statute (42 U.S.C. § 1320a‑7a(a)(5)), the Civil Monetary Penalties Law (42 U.S.C. § 1320a‑7a) and criminal laws relating to healthcare fraud and abuse, including but not limited to 18 U.S.C. §§ 286, 287 and 1001, and the Health Insurance Portability and Accountability Act of 1996, or HIPAA, (Pub.L. 104‑191); (c) state laws relating to Medicaid or any other state healthcare or health insurance programs; (d) federal or state laws relating to billing or claims for reimbursement submitted to any third party payor, employer or similar entity, or patient; (e) any other federal or state laws relating to fraudulent, abusive or unlawful practices connected in any way with the provision or marketing of healthcare items or services, including laws relating to the billing or submitting of claims for reimbursement for any items or services reimbursable under any state, federal or other governmental healthcare or health insurance program or any private payor; and (f) federal and state laws relating to health information privacy and security, including HIPAA, and any rules or regulations promulgated thereunder, and the Health Information Technology for Economic and Clinical Health Act, enacted as part of the American Recovery and Reinvestment Act of 2009 and any regulations promulgated thereunder. If our operations or our partners’ operations and practices are found to be in violation of any of such laws or any other governmental regulations that apply to us or our partners, we may be subject to penalties, including civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

Marketing and Sales

Due to the nature of our partnerships and our current business relationships, we currently do not have or require an in‑house commercial sales force or marketing function. We have a business development program that generates new business opportunities with pharmaceutical and biopharma companies, including delivering their proprietary drugs in transdermal systems to improve their therapeutic profile, extending the brand life of drugs by offering new dosage forms, and co‑developing products that we have initiated. Historically, we have partnered with pharmaceutical companies to market and sell each of the products that we develop and manufacture. In most cases, we work together with our partners to decide which products to develop. However, in some instances we develop products on our own prior to partnering with another company. In the future, we may build our own commercial sales and marketing capability in certain markets in order to capture more of the economic value of the products that we may develop. We may also enter into co‑promotion agreements for certain of our products with our partners. We will continue to pursue strategic alliances with partners who have significant marketing and distribution presence and expertise.

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

Companies focused on delivering small molecules transdermally include 3M, Johnson & Johnson, Lohmann Therapie-Systeme, Mylan, Hisamitsu (through its subsidiary, Noven), Allergan, and Actavis/Teva. Companies operating in the microneedle transdermal field include 3M, Zosano, Theraject, Lohmann Therapie-Systeme and Fujifilm. Several academic institutions are also conducting research in the microneedle field. In addition to microneedle technologies, there are other methods of transdermal delivery under development for biologics, including heat ablation, laser, ultrasound and radio frequency. Companies developing and manufacturing transdermal systems for biologics include Becton Dickinson, Vyteris, and Zogenix. Some of these companies may be addressing the same therapeutic areas or indications as we are.

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

Employees

As of September 30, 2017 we had 213 employees, including 29 in research and development, 163 in operations and 21 in general and administrative roles. From time to time, we also employ independent contractors to support our research and development and our administrative organizations. We also hire temporary employees when needed in our manufacturing and in other groups. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Available Information

The mailing address of our headquarters is 235 Constitution Drive, Menlo Park, California 94025 and our telephone number at that location is (650) 298‑8255. Our website is www.coriumgroup.com. Through a link on the Investors section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or the SEC: our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”. All such filings are available to the public free of charge. The information posted to our website is not incorporated into this Annual Report on Form 10‑K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We have incurred significant operating and net losses since our inception. For fiscal 2017, we recorded net revenues of $31.9 million and net loss of $47.8 million. For fiscal 2016, we recorded net revenues of $33.0 million and net loss of $36.7 million. For fiscal 2015, we recorded net revenues of $40.9 million and net loss of $28.5 million. As of September 30, 2017, we had stockholders’ equity of $16.2 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near‑term as we expand our operations and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Whitestrips, and although we are generating revenues from sales of our products, there may be additional declines in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products and, in addition, we have incurred liability in the past in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2017 and fiscal 2016 were $2.2 million and $6.4 million, respectively. In March 2017, Mayne acquired the rights to the transdermal fentanyl agreements from Par, a wholly-owned subsidiary of Endo, and is marketing the product in the United States. Our product revenues from Fentanyl TDS declined in fiscal 2017 compared to fiscal 2016 as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. Although orders and forecasts have increased since Mayne acquired the product from Par, we expect that our revenues from Fentanyl TDS in fiscal 2018 will be lower than fiscal 2017 as a result of increasing competition. Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results.

Our product revenues from Clonidine TDS in fiscal 2017 and fiscal 2016 were $3.7 million and $6.8 million, respectively. The product revenues in fiscal 2017 decreased compared to fiscal 2016 due to increased competition resulting in fewer units shipped, and lower profit sharing from Mayne’s decreased market share and lower pricing. In August 2016, Teva completed its acquisition of the generic business of Allergan, which resulted in the divestiture of the Clonidine TDS product to Mayne. We expect that our product revenues from Clonidine TDS in fiscal 2018 will be slightly higher than fiscal 2017 revenues, but product revenues beyond 2018 could also be impacted by these trends as well as those factors described in further detail in “—Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates and cause disruption in our business.”

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

The majority of our revenues come from only a few partners. For fiscal 2017, three partners, Mayne, P&G and Agile, individually comprised approximately 22%, 53%, and 18%, respectively, of our total revenues. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners, or a material reduction in their purchases or their market pricing or a failure to obtain regulatory approval for any of our partners’ pipeline products, could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

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

The near‑term growth of our product revenues heavily relies on the approval and successful launch of Agile’s product candidate, the Twirla® contraceptive patch, also referred to as AG200‑15. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for Twirla, has conducted Phase 3 clinical studies and filed a New Drug Application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a “Complete Response Letter” in February 2013, identifying certain issues, including a request for additional clinical data from an additional Phase 3 clinical trial, as well as chemistry, manufacturing and control, or CMC, information, which needed to be addressed before approval could be granted. In January 2017, Agile announced top-line data from its third Phase 3 clinical trial initiated after receipt of the 2013 Complete Response Letter.  In June 2017, Agile resubmitted its NDA and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review. Agile’s PDUFA goal date for the resubmission was December 26, 2017.  On December 22, 2017, Agile disclosed that the FDA had issued a Complete Response Letter in response to the resubmission of their NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile reported that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that the observations noted during the inspection of our facility must be resolved. Agile further reported that the CRL also recommended that Agile address the implications of clinical trial subject patch compliance, and the withdrawal and dropout rates.  Agile has announced that it intends to request a meeting with the FDA as soon as possible to discuss the points raised in the CRL and a path to approval for Twirla. We cannot assure you that Agile will be able to ultimately obtain regulatory approval for the Twirla product candidate, or that we will receive FDA approval to manufacture the product. If we or Agile fail to achieve any of these critical activities, or experience significant delays in doing so, our near‑term growth prospects would be limited, and would create uncertainty around the value and usefulness of the Twirla manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the Twirla contraceptive patch in collaboration with Agile. The success of the Twirla product is a key component of our business growth over the next few years. We received revenues from scale-up and manufacture of this product in calendar 2017, and, prior to Agile’s announcement on December 22, 2017 that it had received a CRL on its NDA for this product candidate, we had expected additional revenues from the remaining scale-up activities as well as commercial manufacture beginning in fiscal 2018.  We expect that the CRL will delay Twirla commercial manufacturing revenues, if any, to after fiscal 2018 and, depending on the outcome of Agile’s meeting with the FDA to discuss the CRL, there may also be a significant reduction in our 2018 contract research and development revenues, the majority of which were expected to come from pre-commercial activities related to Twirla.  Further, if Twirla is not approved and launched, or if we are not approved as a manufacturer of Twirla, we will not realize our anticipated revenue growth. In addition, we have not agreed upon certain commercial terms related to the commercial supply of Twirla to Agile, including transfer pricing, which require further negotiation.  If we are unable to agree upon terms, this could further delay the launch timing of the product and negatively impact our revenues. Further, one of the three buildings in our manufacturing campus in Grand Rapids, Michigan has been built out and exclusively dedicated for the anticipated commercial production of Twirla. Agile owns all of the manufacturing equipment dedicated to the production of Twirla, and we own all of the building improvements necessary to manufacture in a GMP environment.  Although some of the manufacturing equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If Twirla is not approved and successfully launched, if we do not receive regulatory approval to manufacture the product or if market adoption is less than forecasted, our business and financial prospects will be significantly harmed.

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

If our third‑party suppliers fail to deliver the required commercial quantities of sub‑components and starting materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued commercialization of our products and the development of our product candidates would be impeded, delayed, limited or prevented, which could harm our business, results of operations, financial condition and prospects.

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

Many pharmaceutical companies are developing transdermal drug delivery systems, including 3M, Johnson & Johnson, Lohmann Therapie-Systeme, Mylan, Hisamitsu (through its subsidiary, Noven), and Actavis/Teva. In the field of microneedle transdermal systems, other participants include 3M, Zosano, Theraject, Lohmann Therapie-Systeme, Fujifilm and several academic institutions. Several of these competitors may also partner with larger pharmaceutical companies, which could provide them with significantly increased resources to develop and market their products.

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

Our competitors may develop products that are more effective, better tolerated, more adhesive, less irritating to the skin, subject to fewer or less severe side effects, more useful, more widely-prescribed or accepted, or less costly than ours. In addition, since transdermal products are worn by patients over an extended time period compared to other dosage forms, they need to be acceptable to patients and caregivers in terms of ease of use, comfort and wearability. For each product we commercialize, sales and marketing efficiency, payor reimbursement and formulary access are likely to be significant competitive factors. We do not have internal sales or marketing departments, and there can be no assurance that we can develop or contract out these capabilities in a manner that will be cost‑efficient and competitive with the sales and marketing efforts of our competitors, especially because some or all of those competitors could expend greater economic resources than we do and/or employ third‑party sales and marketing channels. Such competition could lead to reduced market share for our products and contribute to downward pressure in our pricing, which could harm our business, results of operations, financial condition and prospects.

Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates and cause disruption in our business.

Our Fentanyl TDS and Clonidine TDS products, as well as several of our product candidates, compete within the pharmaceutical industry, and particularly within the generic pharmaceutical industry. There are a limited number of companies with sufficient scale and commercial reach to effectively market these products. Recent trends in this industry are toward additional market consolidation, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. For example, in August 2016, Teva completed the acquisition of the generic business of Allergan and the FTC required that Teva divest certain products, including the Clonidine TDS product that we manufactured for Teva. Since the acquisition, Mayne has had a lower market share and reduced pricing compared to Teva, and if either of those trends continue or accelerate, it would adversely affect our operating results. For other products and product candidates, increased consolidation could lead to other divestitures, more intense competition and pricing pressure, and the potential discontinuation of funding for development-stage programs. Any of these events could result in a decrease in our revenues, harm our operating results or otherwise disrupt our business.

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

We have obtained product liability insurance coverage for our Fentanyl TDS and our other commercial products and clinical trials, with a $10 million per occurrence and a $20 million annual aggregate coverage limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. If we determine that it is prudent to increase our product liability coverage based on sales of our products, approval of other product candidates, or otherwise, we may be unable to obtain this increased product liability insurance on commercially reasonable terms or at all. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects, including side effects that are less severe than those of our products and our product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and could harm our business, results of operations, financial condition and prospects.

We have been subject to product recalls in the past, and may be subject to additional product recalls in the future that could harm our reputation and could negatively affect our business.

We may be subject to product recalls, withdrawals or seizures if any of the products we formulate, manufacture or sell fail to meet their specifications or are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacture, labeling, promotion, sale, or distribution of any of our products. In 2008 and 2010, Actavis voluntarily recalled certain lots of Fentanyl TDS due to imperfections in our manufacturing processes, including an issue that resulted in some patches that may have released the active ingredient at a faster rate than the rate provided in the product specifications. Any similar recall, withdrawal or seizure in the future, particularly if they involve our own proprietary product candidates, could materially and adversely affect consumer confidence in our brands, increase product liability exposure and lead to decreased demand for our products. In addition, a recall, withdrawal or seizure of any of our products would require significant management attention, would likely result in substantial and unexpected expenditures, and would harm our business, financial condition, and results of operations.

If we or our partners are unable to achieve and maintain adequate levels of coverage and reimbursement for our products, or any future products we may seek to commercialize, their commercial success may be severely hindered.

For our products that are available only by prescription, successful sales by our partners depend on the availability of adequate coverage and reimbursement from third‑party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third‑party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third‑party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Our proprietary self-funded drug development programs incorporate active drug ingredients that have been previously approved and marketed and that generally are available as less expensive generic products in non-transdermal dosage forms. If our products do not demonstrate superior efficacy or safety profiles or other benefits compared to existing products or dosage forms, they may not qualify for coverage and reimbursement. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co‑payments or co-insurance payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

Our MicroCor technology, utilizing proprietary microneedle arrays, has not been incorporated into a therapeutic commercial product and is still at a relatively early stage of development. Although we have conducted clinical trials for our product candidate MicroCor hPTH(1‑34), additional studies are required for this product candidate and there is no guarantee that future clinical trials will prove that the technology is effective or does not have harmful side effects. Any failures or setbacks in utilizing our MicroCor technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on this product candidate and our ability to enter into new corporate collaborations regarding this technology, which would harm our business and financial position. As of yet, no pharmaceutical product incorporating microneedle technology has been approved by the FDA for commercial sale.

In addition, our MicroCor product candidates have been manufactured in small quantities for preclinical studies and Phase 1 and Phase 2a clinical trials. In the future, preparation for later stage clinical trials and potential commercialization would require us to take steps to increase the scale of production of MicroCor product candidates. In order to conduct larger or late‑stage scale clinical trials for a MicroCor product candidate and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to increase successfully the manufacturing capacity for any of such product candidates in a timely or cost‑effective manner or at all. Significant scale‑up of manufacturing may require additional processes, technologies and validation studies, which are costly and could require additional sources of funding, may not be successful and may not be approved by the FDA. In addition, quality issues may arise during those scale‑up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale‑up the manufacture of any MicroCor product candidate in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, although we have self-funded Phase 1 and Phase 2a clinical trials for MicroCor hPTH(1‑34), we currently plan to continue the development and commercialization of this product candidate only if a partner-funded agreement is secured.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. For example, while we have received positive results in the Corplex Donepezil pilot bioequivalence study, future studies may not be consistent with these earlier positive results. In addition, while we have initiated dosing in our Corplex Donepezil pivotal study in the fourth calendar quarter of 2017, we cannot be assured that we will be able to maintain our planned timelines. Even successfully-completed large-scale clinical trials may not result in marketable products. If any of our product candidates fail to achieve the primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may face challenges in clinical trial protocol design.

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

We might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area where we are headquartered. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. For example, we do not currently have a chief medical officer, and we cannot assure you that, if we require such a position to be filled, we will be able to hire a qualified candidate for this position. Many of the other pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. These companies also may provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers, (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition, (Topic 605).” We anticipate adopting this new standard on the effective date of October 1, 2018, utilizing the modified retrospective method. We are in the process of evaluating the impact the adoption of this standard will have on our financial statements and evaluating potential changes to our accounting processes, internal controls and disclosures to support the new standard. Any additional new accounting standards could have a significant effect on our reported financial results, which could in turn cause our stock price could decline.

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

We are currently in compliance with the covenants under our term loan agreement with CRG. However, we anticipate that, based on our current operating plan for products and services currently under contract, and without securing additional sources of external funding, our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through the next 12 months. Additionally, we anticipate that our revenues will not be sufficient to maintain compliance with the minimum annual revenue covenant of $50.0 million for the 12 months ending June 30, 2018. Failure to meet either covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $52.5 million, plus an early prepayment premium and an additional fee, to be immediately due and payable to CRG. As of September 30, 2017, the prepayment premium was 7.5% and the additional fee was 1.0%. We may not have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and amount of revenues from sales of our approved products and any subsequently approved product candidates, including the product candidates of our partners, that are commercialized;
•	the timing, rate of progress and cost of any ongoing or future clinical trials and other product development activities for our product candidates that we may develop, in‑license or acquire;
•	the size and cost of our commercial infrastructure;
•	the timing of FDA approval of our product candidates and the product candidates of our partners, if at all;
•	costs associated with marketing, manufacturing and distributing any subsequently approved product candidates;

•	costs and timing of completion of any additional outsourced commercial manufacturing supply arrangements that we may establish;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our products and our product candidates;
•	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;
•	costs associated with any product recall that could occur;
•	costs of operating as a public company;
•	the effect of competing technological and market developments;
•	our ability to acquire or in‑license products and product candidates, technologies or businesses;
•	personnel, facilities and equipment requirements; and
•	the terms and timing of any additional collaborative, licensing, co‑promotion or other arrangements that we may undertake.

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

We have prepared our financial statements on a going concern basis, which contemplates that we will be able to realize our assets and discharge our liabilities and commitments in the ordinary course of business. Our financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of September 30, 2017, the amount of our total long-term debt was approximately $52.2 million, which is primarily pursuant to our term loan agreement with CRG, formerly Capital Royalty. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding payment-in-kind, or PIK notes), extend the maturity date to June 30, 2019, and extend the quarterly interest‑only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018. On December 4, 2014, we borrowed the remaining $10.0 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ending June 30, 2016) and minimum liquidity requirement, and, on December 19, 2016, the term loan agreement was amended again to modify the financial covenants with respect to the minimum annual revenues requirement (for the 12 months ending June 30, 2017), all as described in further detail in “—The terms of our term loan agreement place restrictions on our operating and financial flexibility.”

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

During any such times when we have outstanding borrowings under the term loan agreement with CRG, we will be required to maintain certain deposits and minimum balances as well as be prohibited from engaging in significant business transactions without the prior consent of CRG, including a change of control or the acquisition by us of another company, or engaging in new business activities which are substantially different from our current business activities. These restrictions could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, under the term loan agreement with CRG, we are subject to covenants relating to our business, including, but not limited to covenants relating to the achievement of minimum annual revenues and minimum liquidity. For the twelve months ended June 30, 2018, the minimum annual revenues required by our covenant are $50 million, and the minimum liquidity covenant throughout the term of the loan requires us to maintain a cash balance in excess of $10 million, provided, however, that our cash balance may decrease below $10 million for no more than five non-consecutive business days during any quarter. The failure to meet either of these covenants is considered an event of default under the term loan agreement. We are also required to pay a prepayment penalty if we choose to repay the principal prior to maturity or upon other specified events, including an event of default or a change of control. In the event of a default under this agreement, all of our repayment obligations may be accelerated in full. In the event that we do not have sufficient capital to repay the amounts then owed, we may be required to renegotiate such arrangements on terms less favorable to us, pursue strategic alternatives, including sale of our company or our significant assets, or to cease operations. Furthermore, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to utilize our net operating loss carryforwards, or NOLs, and research and development income tax credit carryforwards may be limited.

As of September 30, 2017, we had net operating loss carry forwards, or NOLs, for federal and state income tax purposes of $181.5 million and $31.4 million, respectively. If not utilized, these NOLs will expire beginning in 2026 and 2018 for federal and state income tax purposes, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre‑change NOLs, and other pre‑change tax attributes (such as research and development tax credits) to offset its post‑change income may be limited. We believe that, with our initial public offering, or the IPO, and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn taxable income, our ability to use our pre‑change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, fewer units sold or decreased unit pricing of certain marketed products directly reduces our profit sharing revenues. In connection with Teva’s acquisition of the generic business of Allergan, it divested the Clonidine TDS product to Mayne in August 2016. Since the acquisition, Mayne has had a lower market share and reduced pricing compared to Teva, and if either of those trends continue or accelerate, it would adversely affect our operating results. In addition, product revenues related to Fentanyl TDS declined in fiscal 2017 compared to fiscal 2016 as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. Although orders and forecasts have increased since Mayne acquired the product from Par, we expect that our product revenues from Fentanyl TDS in fiscal 2018 will be lower than fiscal 2017 as a result of increasing competition. Furthermore, we measure compensation cost for stock‑based awards made to employees at the grant date of the award, based on the fair market value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, stock price volatility, and industry comparables, the magnitude of the expense that we must recognize may vary significantly. Finally, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

•	the cost of manufacturing our products and product candidates, which may vary depending on, among other things, FDA guidelines and requirements, and the quantity of production;
•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;
•	the level of demand for our product candidates and the product candidates of our partners, should they receive approval, which may vary significantly;
•	future accounting pronouncements or changes in our accounting policies; and
•

the timing and success or failure of clinical studies for our product candidates, the product candidates of our partners or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.

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

Since 2010, the FDA has inspected our facility several times and has issued Forms 483 identifying inspectional observations. Our most recent inspection was a general inspection and a pre-approval inspection for the Twirla NDA product, pursuant to which the FDA issued a Form 483 with three observations. We have promptly responded to these observations as a part of our ongoing obligations under the FDA’s quality system regulation.  The FDA has advised us that the status of our manufacturing facilities remain at Voluntary Action Indicated, or VAI, which means that no regulatory action by the FDA is required.  We have not received approval to manufacture the Twirla product and cannot assure you that we will receive approval in the future.

If we, our products or product candidates or the manufacturing facilities for our products or product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

•	impose restrictions on the marketing or manufacturing of the product, suspend or withdraw product approvals or revoke necessary licenses;
•	issue warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;
•	commence criminal investigations and prosecutions;
•	impose injunctions, suspensions or revocations of necessary approvals or other licenses;
•	impose fines or other civil or criminal penalties;
•	suspend any ongoing clinical trials;
•	deny or reduce quota allotments for the raw material for commercial production of our controlled substance products;
•	delay or refuse to approve pending applications or supplements to approved applications filed by us or our partners;
•	refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; and/or
•	seize or detain products or require us to initiate a product recall.

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

The FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post‑approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we and our partners are not able to achieve and maintain regulatory compliance, we may not be permitted to manufacture or market our products, which would adversely affect our ability to generate revenues and achieve or maintain profitability.

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

There has been an increased public awareness of the problems associated with the potential for abuse of opioid-based medications.  Federal, state and local governmental agencies have increased their level of scrutiny of commercial practices of companies marketing and distributing opioid products, resulting in investigations, litigation and regulatory intervention affecting other companies.  A number of counties and municipalities have filed lawsuits against pharmaceutical wholesale distributors, pharmaceutical manufacturers and retail chains related to the distribution of prescription opioid pain medications.  Policy makers and regulators are seeking to reduce the impact of opioid abuse on families and communities and are focusing on policies aimed at reversing the potential for abuse.  In furtherance of those efforts, FDA has developed an Action Plan and has committed to enhance safety labeling, require new data, strengthen post-market requirements, update the REMS program, expand access to and encourage the development of abuse-

deterrent formulations and alternative treatments, and re-examine the risk-benefit profile of opioids to consider the wider public health effects of opioids, including the risk of misuse.  For example, at the FDA’s request, Endo Pharmaceuticals, Inc. voluntarily withdrew its opioid OPANA® ER from the market due to the FDA’s concerns regarding the risks associated with use of the product.  Several states also have passed laws and have employed other clinical and public health strategies to curb prescription drug abuse, including prescription limitations, increased physician education requirements, enhanced monitoring programs, tighter restrictions on access, and greater oversight of pain clinics.  This increasing scrutiny and related governmental and private actions, even if not related to a product that we make, could have an unfavorable impact on the overall market for opioid-based products such as our Fentanyl TDS product, or otherwise negatively affect our business.

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

Our near‑term revenue growth is dependent on the ability of our collaboration partner, Agile, to gain FDA approval of the Twirla transdermal contraceptive patch and to bring this product to market. Agile has conducted three Phase 3 clinical studies and had initially filed an NDA with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter in February 2013 identifying certain issues, including a request for additional clinical data and chemistry, manufacturing and control, or CMC, information, which needed to be addressed before approval could be granted. In June 2017, Agile resubmitted its NDA and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review. Agile’s PDUFA goal date for the resubmission was December 26, 2017.  On December 22, 2017, Agile announced that the FDA had issued a Complete Response Letter in response to the resubmission of their NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile disclosed that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that the observations noted during the inspection of our facility must be resolved.  Agile further reported that the CRL also recommended that Agile address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates. Agile has announced that it intends to request a meeting with the FDA as soon as possible to discuss the points raised in the CRL and a path to approval for Twirla. Even if Twirla is eventually approved by the FDA, Mylan has successfully marketed a generic version of the Ortho Evra contraceptive patch since April 2014, so the Twirla product may face established competition in the contraceptive patch market. We cannot assure you that Agile will be able to obtain regulatory approval for the Twirla product, or successfully launch and commercialize the product, or that we will receive approval to manufacture the product, any of which would limit our near‑term growth prospects, and would create uncertainty around the value and usefulness of our Twirla manufacturing facility and equipment.

We have one partnered product candidate that is the subject of a pending ANDA submitted by our partner to the FDA, and other product candidates in clinical development. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries. Obtaining approval of an NDA or ANDA (or foreign equivalents) is a lengthy, expensive and uncertain process. The FDA and other regulatory authorities in foreign countries also have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons.

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

Any of our product candidates may fail to achieve their specified endpoints in clinical trials. For example, while we have received positive results in the Corplex Donepezil pilot bioequivalence study, future studies may not be consistent with these earlier positive results. In addition, while we initiated dosing in our Corplex Donepezil pivotal study in October 2017, we cannot be assured that we will be able to maintain our planned timelines. Furthermore, product candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with the design of clinical trials and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we or our partners request, or may grant approval contingent on the performance of costly post‑approval clinical trials. In addition, the FDA may not approve the labeling claims that we or our partners believe are necessary or desirable for the successful commercialization of our product candidates.

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

Our ability to successfully launch and grow our products will require the ability to manufacture commercial quantities of our products at increasing scale and at acceptable cost levels while remaining in compliance with continuously evolving regulatory requirements. Any failure in our internal manufacturing operations, or inability to scale up, could cause us to be unable to meet the demand for our products and lose potential revenues, delay the preclinical and clinical development or regulatory approval of our product candidates, and harm our reputation. Our internal manufacturing operations may encounter difficulties involving, among other things, raw material supplies of sufficient quality and quantity, production yields, regulatory compliance, quality control and quality assurance, obtaining DEA quotas that allow us to produce in the quantities needed to execute on our business plan, and shortages of qualified personnel. Our ability to commercially supply our products, and regulatory approval of our product candidates, could be impeded, delayed, limited or denied if the FDA does not maintain the approval of our manufacturing processes and facilities. In addition, we have no experience producing our MicroCor system in commercial quantities. We have experienced product recalls in the past and we may encounter difficulties when we attempt to manufacture commercial quantities of our product candidates in the quantities needed for our preclinical studies or clinical trials. Such difficulties could result in commercial supply shortfalls of our products, delay in the commercial launch of any of our product candidates, if approved, delays in our preclinical studies, clinical trials and regulatory submissions, or the recall or withdrawal of our products from the market.

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

We have begun consultations with a small number of non-U.S. regulatory bodies to determine whether regulatory approval based upon bioequivalence would be possible. We have received formal feedback from one major European country that the bioequivalence regulatory pathway is likely to be available for Corplex Donepezil in that country and we are awaiting additional feedback on the potential regulatory pathway from another major European country. We have submitted the data from our pilot BE study with the regulatory authorities in that European country for review. In addition, we have had preliminary conversations with Pharmaceuticals and Medical Devices Agency, Japan, who have indicated that regulatory approval based on bioequivalence in Japan is unlikely. If non-U.S. regulatory bodies determine that the bioequivalence pathway is not available, we will need to perform more expensive, time-consuming preclinical tests and/or clinical trials, likely including clinical efficacy and safety studies to seek regulatory approval in the relevant non-U.S. jurisdictions or we will not be able to commercialize our Alzheimer’s product candidates in these jurisdictions.

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

Agile has conducted three Phase 3 clinical studies of its product candidate, Twirla. The safety population in the first two of these studies included patients who received at least one dose of either Twirla or a combination oral contraceptive. In the combined safety population of Agile’s Phase 3 trials, there were a total of 22 serious adverse events, or SAEs, of which 16 were from the Twirla group and three (0.2% of the overall Twirla safety population) of which were considered to be possibly related to the study drug. In the third Phase 3 clinical trial (the “SECURE” trial), which was completed in December 2016 and enrolled 2,032 women, 1.97% of those participants experienced serious adverse events, and 0.7% of the subjects had SAEs that were considered potentially study drug related. Agile has stated that it believes that, if approved, Twirla will have a label consistent with other marketed hormonal contraceptive products containing ethinyl estradiol and levonorgestrel, including labeling that warns of risks of certain serious conditions, including venous and arterial blood clot events, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension. Regulatory authorities may require the inclusion of additional statements in the Twirla label, which may include a “black box” warning or contraindication.

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

We expect that the new Presidential Administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has supported the repeal of all or portions of the Affordable Care Act. In January 2017, President Trump issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law.  In October 2017, President Trump issued another executive order that directed his Administration to expand access to (i) association health plans that allow businesses to group together to self-insure or purchase group health insurance, (ii) short-term, limited-duration insurance plans for consumers, and (iii) tax-advantaged health reimbursement arrangements that employers can establish for employees. The U.S. Congress has also made several attempts to repeal or modify the Affordable Care Act. The House and Senate have passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. In May 2017, the House of Representatives voted to pass the American Healthcare Act of 2017, which proposed to repeal certain portions of the Affordable Care Act and add material new provisions. However, the Senate failed to pass the American Healthcare Act after several attempts in July and September 2017.  There is still uncertainty with respect to the impact President Trump’s Administration and the U.S. Congress may have, if any. Any changes will likely take time to unfold and could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us, our industry or the market for healthcare products like ours.

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

We believe that the development of our Corplex Donepezil product candidate includes certain inventions that are unique and not duplicative of any prior art and we have filed multiple patent applications covering these inventions. We have no issued patents and there can be no assurance that we will be successful in obtaining issued patents from the pending patent applications related to our Corplex Donepezil technology.

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

If we or our licensors fail to prosecute, maintain and enforce patent protection for our drug delivery technologies, products or product candidates, our ability to develop and commercialize our technologies, products or product candidates could be adversely affected and we might not be able to prevent competitors from making, using and selling competing technologies or products. This failure to properly protect the intellectual property rights relating to our technologies, products or product candidates could have a material adverse effect on our business, financial condition and results of operations. Moreover, our competitors may independently develop equivalent knowledge, methods and know‑how. Furthermore, in connection with our license agreement with P&G, we granted to P&G an exclusive license for certain fields of use to our Corplex technology and related know‑how. P&G may sublicense their rights under that license, at any time, and we do not have any assurance that they will continue to use us as their development partner in the future.

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

On December 30, 2015, we entered into a sales agreement with Cantor Fitzgerald & Co., as agent pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock with aggregate proceeds of up to $20.0 million. As of September 30, 2017, all of the shares of common stock available for sale pursuant to the sales agreement remained available to be sold, subject to certain conditions as specified in the sales agreement, and sales of these shares could have a material adverse effect on the market price of our common stock.

In addition, on December 30, 2015, we filed a registration statement on Form S-3 (File No. 333-208800), which was declared effective by the SEC on January 20, 2016, to register for resale 9,353,304 shares of our common stock held by Essex Woodlands, or approximately 26% of our total outstanding shares of common stock as of the date of this report. As a result, such shares are freely tradable under the Securities Act of 1933, as amended, or the Securities Act, and sales of these shares could have a material adverse effect on the market price of our common stock.

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

On September 23, 2016, a complaint was filed against us by LBA Realty Fund III-Company VII, LLC, a Delaware Limited Liability Company in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement dated February 12, 2016 between the landlord and us. The complaint alleged that we breached the lease when we provided written notice to the landlord to terminate the lease on July 29, 2016 and sought damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, we filed our answer generally denying the allegations and setting forth our defenses.  At the same time, we filed a cross-complaint seeking compensatory damages, among other relief, for the landlord’s material breaches with respect to the lease agreement.  The parties completed an initial round of discovery and engaged in mediation. On September 26, 2017, the parties entered into a written settlement agreement and mutual general release. The parties also agreed to bear their own respective attorneys’ fees and costs incurred in the litigation and settlement. The lease was formally terminated; no further obligations exist for either party. The complaint and cross-complaint were dismissed with prejudice on October 4, 2017.

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

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock is listed on the Nasdaq Global Market under the symbol “CORI.”

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported on the Nasdaq Global Market.

	High	Low
Year Ended September 30, 2016
First Fiscal Quarter	$10.50	$6.31
Second Fiscal Quarter	$9.85	$3.53
Third Fiscal Quarter	$5.71	$3.14
Fourth Fiscal Quarter	$8.33	$3.42
Year Ended September 30, 2017
First Fiscal Quarter	$6.19	$3.98
Second Fiscal Quarter	$4.43	$2.67
Third Fiscal Quarter	$8.15	$4.04
Fourth Fiscal Quarter	$11.37	$7.24

Stockholders

As of September 30, 2017, there were 62 registered stockholders of record (not including beneficial holders of stock held in street names) of our common stock.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning on April 3, 2014 (the date our common stock began trading on the Nasdaq Global Market) through September 30, 2017, assuming an initial investment of $100.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected statement of operations data for the fiscal years ended September 30, 2017, 2016, 2015, 2014 and 2013 and the balance sheet data as of September 30, 2017, 2016, 2015, 2014 and 2013 are derived from our audited financial statements and related notes included in Item 8 of this Annual Report, entitled “Financial Statements and Supplementary Data.” Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues:
Product revenues	$22,356	$25,362	$26,514	$32,202	$38,704
Contract research and development revenues	8,440	5,420	12,721	9,026	10,750
Other revenues	1,068	2,241	1,686	1,212	816
Total revenues	31,864	33,023	40,921	42,440	50,270
Costs and operating expenses:
Cost of product revenues	15,015	17,346	17,608	20,204	24,828
Cost of contract research and development revenues	10,867	10,674	16,064	15,391	11,856
Research and development expenses	31,884	21,687	16,454	7,365	5,496
General and administrative expenses	13,163	11,566	11,185	9,095	6,525
Amortization of intangible assets	690	659	622	547	541
(Gain) / loss on disposal and sale and leaseback of equipment	6	15	12	(112)	(177)
Total costs and operating expenses	71,625	61,947	61,945	52,490	49,069
Income (loss) from operations	(39,761)	(28,924)	(21,024)	(10,050)	1,201
Interest income	278	171	23	7	9
Interest expense	(8,303)	(7,947)	(7,446)	(6,961)	(7,705)
Change in fair value of preferred stock warrant liability	—	—	—	(274)	(14)
Change in fair value of subordinated note embedded derivative liability	—	—	—	7,367	(7,367)
Loss before income taxes	(47,786)	(36,700)	(28,447)	(9,911)	(13,876)
Income tax expense	(7)	(3)	(3)	(1)	(1)
Net loss	$(47,793)	$(36,703)	$(28,450)	$(9,912)	$(13,877)
Net loss attributable to common stockholders, basic and diluted (1)	$(47,793)	$(36,703)	$(28,450)	$(9,912)	$(13,877)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(1.64)	$(1.65)	$(1.52)	$(0.99)	$(6.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	29,070,849	22,282,599	18,709,292	10,043,640	2,222,981

(1)

See Note 14 to our annual audited financial statements for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	As of September 30,
	2017	2016	2015	2014	2013

Balance Sheet Data:
Cash and cash equivalents	$57,466	$39,833	$72,218	$36,395	$13,581
Working capital	41,257	40,308	71,946	37,370	8,594
Total assets	84,851	67,150	100,207	65,205	43,293
Preferred stock warrant liability	—	—	—	—	560
Subordinated note embedded derivative liability	—	—	—	—	7,367
Deferred contract revenues, current and long-term portions	4,126	3,855	3,634	3,801	5,800
Debt, current and long-term portions	52,199	51,043	49,327	37,723	62,956
Recall liability, current and long-term portions	1,925	2,319	2,989	3,710	4,832
Convertible preferred stock	—	—	—	—	57,261
Redeemable common stock	—	—	—	—	3,224
Total stockholders’ equity (deficit)	16,212	2,853	35,322	11,800	(119,100)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the section titled “Selected Financial Data” and (2) the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2017 included elsewhere in this Annual Report on Form 10‑K. This Annual Report on Form 10‑K contains “forward‑looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions or variations. Such forward‑looking statements may include, but are not limited to, our plans and strategy for our business, and are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward‑looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of this Form 10‑K and in our other SEC filings. We disclaim any obligation to update any forward‑looking statements to reflect events or circumstances after the date of such statements. Our fiscal year ends September 30. Throughout this discussion and analysis, references to “fiscal,” “fiscal year” or “fiscal years” refer to years ended September 30.

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

We have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. Our partners include Mayne Pharma Inc., or Mayne, The Procter & Gamble Company, or P&G, Agile, and Aequus Pharmaceuticals, Inc., or Aequus, as well as other pharmaceutical companies. All of our current commercial products are distributed, promoted and marketed by our partners.

The following table identifies: (1) products we have developed that are marketed by our partners, (2) products we have developed with our partners that are in clinical trials and that our partners have permitted us to disclose, (3) publicly disclosed clinical stage Central Nervous System, or CNS, products in our proprietary pipeline, and (4) products currently awaiting Food and Drug Administration, or FDA, approval.

Partner	Product/Candidate	Application	Status
Mayne	Clonidine TDS	Hypertension	Marketed
Mayne	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	NDA Filed
Self-funded	Donepezil TDS	Alzheimer's	Pivotal Bioequivalence
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Aequus	Aripiprazole TDS	Psychiatric Disorders	Phase 1
Mayne	ANDA	Motion Sickness	ANDA Filed

In August 2016, Mayne acquired the commercial rights to the Clonidine Transdermal Delivery System, or Clonidine TDS, and the product-related agreements from Teva Pharmaceuticals USA, Inc., or Teva, as a result of a Federal Trade Commission, or FTC, consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc, or Allergan. Mayne currently sells Clonidine TDS throughout the United States. The product was originally developed in 2004, and was commercially launched in 2010 by Teva.

In March 2017, Mayne acquired the commercial rights to the Fentanyl TDS from Par Pharmaceuticals, or Par. Par had originally acquired the product as a result of an FTC-mandated divestiture of Fentanyl TDS from Actavis Inc., or Actavis, in connection with the merger of Actavis with Watson Pharmaceuticals, Inc. Mayne currently sells Fentanyl TDS throughout the United States. We began the development of Fentanyl TDS in May 2002, and the product was commercially launched in 2007.

Our partnership with P&G began in 2005 with the development of the various products under the Crest® Whitestrips label, the first of which P&G commercially launched in 2009. P&G currently sells Crest Whitestrips products globally.

In addition to commercialized products, we have a number of product candidates in late stages of development. One of these products is Twirla®, which is an investigational combination hormonal contraceptive transdermal patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives over seven days. We are the exclusive manufacturer of this product for Agile.

In January 2017, Agile announced top-line data from a completed Phase 3 clinical trial. Agile had initiated this trial after receipt of a Complete Response Letter, or CRL, from the FDA in February 2013 in response to Agile’s previous New Drug Application, or NDA, filing in April 2012. As recommended by the FDA in the February 2013 CRL, Agile conducted a third Phase 3 clinical trial which was completed in 2016. In June 2017, Agile resubmitted its NDA with the results of the additional Phase 3 clinical trial and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review.  Agile’s Prescription Drug User Fee Act, or PDUFA, goal date for this resubmission was December 26, 2017.  On December 22, 2017, Agile disclosed that the FDA had issued a Complete Response Letter in response to the resubmission of their NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile further disclosed that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that the observations noted during an FDA inspection of our facility must be resolved.  The CRL also recommended that Agile address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates. Agile disclosed that they had submitted an amendment to their NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality adhesion test methods cited in the CRL, and further disclosed that the CRL acknowledged receipt of the Agile NDA amendment and stated that the amendment was not reviewed prior to the FDA's action.  In addition, on November 20, 2017 and December 1, 2017, we provided the FDA responses addressing each of the observations made during the FDA's facility inspection.

Agile also has disclosed that it intends to request a meeting with the FDA as soon as possible to discuss the points raised in the CRL and a path to approval for Twirla. We are working closely with Agile to address the non-clinical issues raised in the CRL as quickly as possible.

We are developing several additional products utilizing our Corplex technology, some of which we advanced into human clinical trials during 2015 and 2016. Our two lead central nervous system product candidates are for the transdermal treatment of Alzheimer’s disease and incorporate the two most commonly-prescribed drugs already approved by the FDA for this disease: donepezil and memantine.

Our donepezil and memantine product candidates first entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced positive results for several donepezil and memantine clinical trials in fiscal 2016. In April 2016, we received positive feedback from the FDA on our pre-Investigational New Drug, or pre-IND, submission that outlined our proposed 505(b)(2) regulatory pathway for Corplex Donepezil based on a demonstration of bioequivalence. Specifically, the FDA advised us that if we can adequately demonstrate bioequivalence, or BE, between Corplex Donepezil and oral Aricept in our planned bioequivalence studies, additional clinical efficacy studies would not be required. Bioequivalence clinical studies are designed to assess the biological equivalence of pharmaceutical products based on their PK profiles, and are generally performed in healthy subjects. These studies are relatively short in duration and provide a development path that is generally less costly and more streamlined than typical clinical development programs, which require studies demonstrating safety and efficacy in patients.

Additionally, in August 2016, after review of our pre-IND submission of Corplex Memantine, the FDA concurred with our development plans for this product, including our proposal for a pivotal study based on the demonstration of bioequivalence between the Corplex Memantine and oral Namenda XR® extended release capsules.

In the fourth calendar quarter of fiscal 2016, we initiated our pilot bioequivalence study for Corplex Donepezil, and we completed the study in April 2017. The pilot bioequivalence study was a six-month, three-period, randomized crossover study comparing the steady-state pharmacokinetic profiles of once-daily oral Aricept with two Corplex Donepezil transdermal patches that differed only in size. Based on the results of our earlier one-week Phase 1 PK study comparing Corplex Donepezil with oral Aricept®, we projected that at steady state, the maximum plasma concentration and the area under the curve of plasma concentration of donepezil with the Corplex patch over the course of a week would be similar to the same measurements of oral Aricept. Data from the pilot BE study demonstrated that the smaller of the two Corplex Donepezil product candidates successfully met the statistical criteria for bioequivalence to oral Aricept based on the primary PK parameters of maximum plasma concentration at steady state, or Cmax, and area under the curve at steady state, or AUC, previously established with the FDA. Both Corplex transdermal treatments were well tolerated, with favorable adhesion, skin safety and gastrointestinal side effect profiles after application of over 500 patches in the course of the study. For example, the incidence of treatment-related nausea in subjects on the smaller patch was more than six-fold lower than the incidence of nausea with oral Aricept®. In August 2017, we held an end of Phase 2 meeting with the FDA in which we reviewed the results from the pilot BE study. The FDA confirmed the choice of PK parameters and statistical testing approaches for the BE study and also confirmed our design of the planned supportive studies and other requirements for product registration. The FDA also indicated that it would consider whether the pilot study could serve as the pivotal study and we have provided additional data requested by the FDA for this purpose. However, since we are uncertain as to the length of that review, we initiated dosing of our pivotal BE study for Corplex Donepezil in October 2017.  The design of the pivotal BE study is similar to the pilot study and is a single center, randomized, multiple dose, two-way crossover study in healthy volunteers, conducted at the same site as the pilot BE study.  Dosing in the first treatment period was completed in December, with topline results expected in the first half of calendar 2018.  We are targeting submission of a Section 505(b)(2) NDA for this product candidate in the fourth quarter of calendar 2018.

We are currently focusing our resources and clinical development efforts on Corplex Donepezil, the highest priority of our proprietary programs, and plan to defer the next stage of clinical trials for our other proprietary programs, including Corplex Memantine, pending further progress on our donepezil program. We anticipate following the same bioequivalence-based development pathway for Corplex Memantine that we are following for Corplex Donepezil. In addition, we continue to perform preclinical development work on other proprietary pipeline products with a primary focus on developing innovative products for treatment of central nervous system diseases.

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological and psychiatric disorders. The first project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of psychiatric conditions. Aequus reported positive results from a single dose Phase 1 bioavailability clinical trial in the first calendar quarter of 2016 and, in April 2017, announced positive results from a follow-up repeat dose 28-day study to evaluate the bioavailability and safety of this product candidate.

We routinely enter into other feasibility and development agreements with pharmaceutical and biotechnology companies involving our Corplex and MicroCor technologies.

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

Equity Offerings

In February 2017, we completed an underwritten public offering pursuant to an effective shelf registration statement on Form S‑3 (File No. 333‑204025) of 6,666,667 shares of common stock at a public offering price of $3.00 per share. We received net proceeds of $18.5 million after deducting underwriting discounts and commissions and other issuance costs and expenses of $1.5 million.

In May 2017, we completed an underwritten public offering pursuant to an effective shelf registration statement on Form S‑3 (File No. 333‑208800) of 6,440,000 shares of common stock, including 840,000 shares sold upon full exercise of the underwriters' option to purchase additional shares of common stock, at a public offering price of $6.25 per share. We received net proceeds of $37.6 million after deducting underwriting discounts and commissions and other issuance costs and expenses of $2.6 million.

Components of Statements of Operations

Revenues

	Year Ended September 30,
(In thousands, except percentages)	2017	2016	2015
Product Revenues:
Mayne	$5,542	$1,607	$—
Teva	—	5,139	6,776
Par	363	6,429	9,134
P&G	16,451	12,187	10,604
Total Product Revenues	22,356	25,362	26,514
Contract Research and Development Revenues:
Mayne	1,306	—	—
Teva	—	610	5,604
Par	—	—	241
P&G	315	616	543
Agile	4,808	2,003	2,278
Co-development products	833	947	3,161
Other	1,178	1,244	894
Total Contract Research and Development Revenues	8,440	5,420	12,721
Other Revenues	1,068	2,241	1,686
Total Revenues	$31,864	$33,023	$40,921

Dollar Change—Total Revenues	$(1,159)	$(7,898)	$(1,519)
Percentage Change—Total Revenues	(4)%	(19)%	(4)%
Percentage of Revenues:
Product Revenues	70%	77%	65%
Contract Research and Development Revenues	27%	16%	31%
Other Revenues	3%	7%	4%
Total Revenues	100%	100%	100%

During fiscal 2017, 2016 and 2015, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues— Product revenues consist of product sales to our partners and royalties and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues during fiscal 2017, 2016 and 2015.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products manufactured and shipped to Mayne and Teva, along with profit sharing from the net profits earned by Mayne and Teva on their sales of the product. For fiscal 2017, product revenues related to Clonidine TDS decreased compared to fiscal 2016 due to increased competition resulting in fewer units shipped, and lower profit sharing from Mayne’s decreased market share and lower pricing. Although we expect that our product revenues from Clonidine TDS in fiscal 2018 will be slightly higher than fiscal 2017 revenues, product revenues beyond 2018 could be again adversely impacted by the increased competition experienced in fiscal 2017.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products we manufactured and shipped to Mayne and Par. Product revenues related to Fentanyl TDS declined for fiscal 2017 compared to fiscal 2016 as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies.  In March 2017, Mayne acquired the product from Par, and although orders and forecasts have increased since Mayne acquired the product, we expect that our product revenues from Fentanyl TDS in fiscal 2018 will be lower than fiscal 2017 as a result of increasing competition.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues increased for fiscal 2017 compared to fiscal 2016 as a result of increased demand for current products, the launch of a new product in late fiscal 2016, and global expansion of the products. We expect product revenues from P&G to be higher in fiscal 2018, compared to fiscal 2017, as demand for current products is expected to increase. We have effectively reached the limits of our current production capacity for Crest Whitestrips, but expect to complete the expansion of our capacity to meet the growing demand by the second half of fiscal 2018.

Contract Research and Development Revenues—We also generate revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Contract research and development revenues increased for fiscal 2017 compared to fiscal 2016, due primarily to our development activities related to Twirla.  Given Agile’s recent guidance on the potential timeline needed to address the FDA’s concerns regarding the approval of the NDA for Twirla, we currently expect that our revenues from contract research and development in fiscal 2018 will be similar to those of fiscal 2017.

Other Revenues—Other revenues consist primarily of income derived from certain aspects of our arrangements with our partners, whereby a portion of the revenues received under these agreements is treated for accounting purposes as rental income from embedded leases associated with these relationships, and from license revenue earned primarily from our agreement with P&G, whereby we receive milestone payments upon commercial launch approval of each new product developed by us using our intellectual property.  Other revenues have not been, and are not expected to be, a significant portion of our revenues.

Costs and Expenses

Cost of Product Revenues—The primary components of our cost of product revenues are materials, personnel costs, depreciation, facilities costs, other overhead costs, and infrastructure expenses associated with the manufacturing of our products. Our manufacturing overhead costs are significant, and are allocated proportionately among our products at levels consistent with then-current unit production volumes. As the number of units we manufacture increases, our overhead costs should increase less rapidly due to economies of scale, resulting in lower per-unit costs associated with higher unit production volumes. Conversely, if total unit production volumes decrease, the cost of product revenues, measured as a percentage of product revenues, may increase as we lose economies of scale, unless offset by other savings.

Cost of Contract Research and Development Revenues—We incur expenses related to our contract research and development revenues from our partner-funded and co-funded product development agreements. These expenses consist primarily of personnel costs, materials, supplies, and overhead costs. We generally expense all contract research and development costs, including costs to be subsequently reimbursed under development contracts, in the periods in which they are incurred. Our costs of contract research and development revenues will fluctuate depending on the timing and stage of our various partner programs. In certain cases, contract research and development costs exceed contract research and development revenues, either due to timing differences between expenses and revenues or due to the nature of the underlying contracts. We enter into certain research and development arrangements that we do not expect to be profitable because we expect the long-term benefits of those arrangements to outweigh the short-term costs. Furthermore, we have entered, and expect to continue to enter, into other research and development arrangements in which we will share the costs of development (or co-development) with our partners, resulting in our costs significantly exceeding our revenues on such projects.

The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict the recognition of certain revenues, while costs continue to be recognized in full, or, in some cases, may accelerate the recognition of revenues. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in other periods. This relationship between changes in revenue and changes in related costs is also impacted by changes in the activity under co-development programs where development costs are shared with our partner. For example, during periods of higher development activities, co-development programs will result in higher costs, which may not be reflected to the same extent, if at all, in revenues.

Research and Development Expenses—Research and development expenses include costs incurred to develop our proprietary products using our transdermal drug delivery technologies. These costs consist primarily of personnel costs, materials and supplies, overhead and facility costs, preclinical and nonclinical development costs, clinical trial and related clinical manufacturing costs, contract services, and other outside costs. We expense all research and development costs in the periods in which they are incurred. We expect our research and development expenses to increase in future periods as we continue to invest in research and development activities related to clinical development of our proprietary pipeline, as well as other future development programs.  See “—Results of Operations” below for more detailed discussion of research and development expenses.

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

Interest Expense

Interest expense consists primarily of the interest charges associated with our long-term debt and our capital lease obligations. The majority of our interest expense associated with the CRG notes, may be paid periodically in cash, except when an allowable portion of the interest due is converted at our election into payment-in-kind, or PIK, notes. Commencing in September 2017, we began paying all of the quarterly interest due on the CRG notes in cash. For further discussion, see “—Liquidity and Capital Resources—Description of Certain Indebtedness.”

Results of Operations

Comparison of Fiscal 2017 and 2016

	Year Ended
	September 30,		Change
(In thousands, except percentages)	2017	2016	$	%
Revenues:
Product revenues	$22,356	$25,362	$(3,006)	(12)%
Contract research and development revenues	8,440	5,420	3,020	56%
Other revenues	1,068	2,241	(1,173)	(52)%
Total revenues	31,864	33,023	(1,159)	(4)%
Costs and operating expenses:
Cost of product revenues	15,015	17,346	(2,331)	(13)%
Cost of contract research and development revenues	10,867	10,674	193	2%
Research and development expenses	31,884	21,687	10,197	47%
General and administrative expenses	13,163	11,566	1,597	14%
Amortization of intangible assets	690	659	31	5%
Loss on disposal of equipment	6	15	(9)	(60)%
Total costs and operating expenses	71,625	61,947	9,678	16%
Loss from operations	(39,761)	(28,924)	(10,837)	(37)%
Interest income	278	171	107	63%
Interest expense	(8,303)	(7,947)	(356)	(4)%
Loss before income taxes	(47,786)	(36,700)	(11,086)	(30)%
Income tax expense	7	3	4	133%
Net loss and comprehensive loss	$(47,793)	$(36,703)	$(11,090)	(30)%

Revenues

Product revenues decreased $3.0 million, or 12%, in fiscal 2017 compared to fiscal 2016 primarily as a result of a $4.2 million decrease in revenues from Fentanyl TDS caused by a significant decline in the number of units shipped, and a $3.1 million decrease in revenues from Clonidine TDS due primarily to fewer units shipped and lower profit-sharing earned as our partner’s market share and pricing both declined. The decreases were partially offset by a $4.3 million increase in revenues from Crest Whitestrips due to increased global demand for these products.

Contract research and development revenues increased $3.0 million, or 56%, in fiscal 2017 compared to fiscal 2016. The increase was primarily a result of a $2.8 million increase in revenues related to increased development activities for Twirla to support its regulatory filing and preparations for commercial readiness of the product, and a $0.7 million increase in revenues from a late-stage partnered development program. These increases were partially offset by a $0.3 million decrease in revenues primarily related to the completion of a program with P&G, which related to a product that launched in fiscal 2016.

Other revenues decreased $1.2 million, or 52%, in fiscal 2017 compared to fiscal 2016, primarily as a result of no milestones being earned in fiscal 2017, compared with a $1.1 million milestone payment received from P&G during fiscal 2016 for the U.S. commercial launch approval of a product that we had previously developed.

Cost of Product Revenues

Cost of product revenues decreased $2.3 million, or 13%, in fiscal 2017 compared to fiscal 2016, primarily as a result of fewer units of Fentanyl TDS and Clonidine TDS shipped during fiscal 2017. The percentage decrease in cost of product revenues is primarily related to the 12% decrease in product revenues, with the percentage difference arising as a result of changes in our product mix between the periods.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $0.2 million, or 2%, in fiscal 2017 compared to fiscal 2016, primarily as a result of a $2.1 million increase in costs related to the Twirla program, as development activities shifted to support of the regulatory filing and anticipated commercialization, and a $0.6 million increase in costs related to a late-stage partnered development program, as the program entered a phase with increased development activities. These increases were partially offset by a $1.5 million decrease in costs related to our MicroCor contract feasibility programs, as all but one of these programs concluded during fiscal 2017, and a $1.0 million decrease in costs related to our co-development programs, based on the completion of development phases during fiscal 2017.

While cost of contract research and development revenues increased 2% in fiscal 2017 compared to fiscal 2016, contract research and development revenues increased by 56%. The losses on our partner contract research and development programs decreased significantly, while one of our co-development programs continued to experience losses, based on the contractual terms of this arrangement and as a result of timing of project activities and corresponding milestone payments during fiscal 2017 compared to fiscal 2016.

Research and Development Expenses

Research and development expenses increased $10.2 million, or 47%, in fiscal 2017 compared to fiscal 2016, driven by a $16.6 million increase in funding expense for our product development programs for our lead Alzheimer’s program, Corplex Donepezil TDS, as we started and completed our successful pilot bioequivalence study during fiscal 2017 and made preparations for the pivotal BE study that we initiated in the first quarter of fiscal 2018. This increased investment was partially offset by a $6.4 million decrease in expense for our other proprietary programs as we prioritized Corplex Donepezil TDS ahead of our other self-funded programs.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 14%, in fiscal 2017 compared to fiscal 2016, primarily as a result of a $1.2 million increase in incentive compensation expense primarily due to no incentive compensation awarded to executives in fiscal 2016, and a $0.5 million increase in legal expenses, including costs associated with the final settlement of litigation related to a terminated lease.

Interest Expense

Interest expense increased $0.4 million, or 4%, in fiscal 2017 compared to fiscal 2016, primarily due to an increase in the outstanding principal on the term loan as we converted a portion of the interest due into additional PIK notes through the first three quarters of fiscal 2017.

Comparison of Fiscal 2016 and 2015

	Year Ended
	September 30,		Change
(In thousands, except percentages)	2016	2015	$	%
Revenues:
Product revenues	$25,362	$26,514	$(1,152)	(4)%
Contract research and development revenues	5,420	12,721	(7,301)	(57)%
Other revenues	2,241	1,686	555	33%
Total revenues	33,023	40,921	7,898	(19)%
Costs and operating expenses:
Cost of product revenues	17,346	17,608	(262)	(1)%
Cost of contract research and development revenues	10,674	16,064	(5,390)	(34)%
Research and development expenses	21,687	16,454	5,233	32%
General and administrative expenses	11,566	11,185	381	3%
Amortization of intangible assets	659	622	37	6%
Loss on disposal of equipment	15	12	3	25%
Total costs and operating expenses	61,947	61,945	2	—%
Loss from operations	(28,924)	(21,024)	(7,900)	(38)%
Interest income	171	23	148	643%
Interest expense	(7,947)	(7,446)	(501)	(7)%
Loss before income taxes	(36,700)	(28,447)	(8,253)	(29)%
Income tax expense	3	3	—	—%
Net loss and comprehensive loss	$(36,703)	$(28,450)	$(8,253)	(29)%

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

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006 and have an accumulated deficit of $215.3 million as of September 30, 2017. We have financed our operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

We believe that our existing cash and cash equivalents will not be sufficient to fund operations in compliance with our debt covenants, as currently planned through the next 12 months, which raises substantial doubt about our ability to continue as a going concern. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We will continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations. We intend to seek additional capital through collaborative or other funding arrangements with partners, equity and/or debt financings, or through other sources of financing. We are pursuing alternatives to our current debt covenants, including refinancing the existing debt. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

We are currently in compliance with the covenants under our term loan agreement with CRG, a structured debt and equity investment management firm. However, we anticipate that, based on our current operating plan for products and services currently under contract, and without securing additional sources of external funding, our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through the next 12 months. Additionally, we anticipate that our revenues will not be sufficient to maintain compliance with the minimum annual revenue covenant of $50.0 million for the 12 months ending June 30, 2018. Failure to meet either covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $52.5 million, plus an early prepayment premium and an additional fee, to be immediately due and payable to CRG. As of September 30, 2017, the prepayment premium was 7.5% and the additional fee was 1.0%. We may not have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

The financial statements as of September 30, 2017 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our recurring and continuing losses from operations, the potential to not satisfy our financial covenants, and our substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our uncertain ability to secure new sources of revenue, obtain additional equity and/or debt financing or refinancing, generate operating efficiencies, reduce expenditures and amend or obtain a waiver of the financial covenants of the existing term loan agreement with CRG. The financial statements as of September 30, 2017 did not include any adjustments that might result from the outcome of this uncertainty.

Description of Certain Indebtedness

We have several credit facilities under which we have borrowed funds, including a term loan with CRG, capital leases for equipment purchases, and notes payable to lessors for tenant improvements to our leased facilities. As of September 30, 2017, we were in compliance with all covenants under each of these credit facilities.

Our term loan agreement with CRG was amended in November 2014 to increase the principal amount of the term loan from $35.0 million to $45.0 million, excluding all then-current and future PIK notes.  The amended agreement extended the interest-only period to June 30, 2018, and continues to require that cash interest be paid quarterly at a simple annual rate of 15%, while continuing to permit us to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal, including all then-outstanding PIK notes, into additional PIK notes. This PIK note option applies to all interest due on or prior to June 30, 2018.  Commencing on September 30, 2018, all then-outstanding principal, including the PIK notes, must be repaid quarterly in four equal installments, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. The agreement has financial covenants, including a minimum annual revenues requirement and a minimum liquidity requirement. On November 11, 2015, the term loan agreement was further amended to modify the minimum annual revenue covenant (beginning with the 12 months ended June 30, 2016) and the minimum liquidity covenant. On December 19, 2016, we and CRG entered into an Amendment Agreement No. 2 to modify the minimum annual revenue covenant for the twelve month period ending June 30, 2017 such that we would be required to have revenues of at least $25.0 million for that period in exchange for a fee equal to 1.0% of the aggregate principal amount of all loans and PIKs advanced by CRG to us under the term loan agreement. This fee will be due upon the loan maturity date of June 30, 2019 or upon the earlier acceleration of the loan pursuant to its terms. Based on the current loan balance and projected PIK borrowings, this fee is expected to be approximately $0.5 million. We have been in continuous compliance with all of our CRG financial covenants since the inception of the loan. See further discussion of the financial covenants above under “Liquidity and Capital Resources.”

As of September 30, 2017, the principal amount outstanding under the term loan agreement, including all PIK notes, was $52.5 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for an early prepayment premium, which is currently equal to 7.5% of the principal amount outstanding at the time of early prepayment, if we choose to repay principal prior to December 31, 2017, and is equal to 3.25% of the principal amount outstanding at the time of early prepayment, if we choose to repay principal starting January 1, 2018 but prior to December 31, 2018, or upon other specified events, including a change of control.

We also have other credit facilities under which we have borrowed funds, including notes payable with lessors for tenant improvements made to leased facilities. For further details, see Note 7 to our audited financial statements.

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production and development of their products. This reduces our need for financing and lowers the manufacturing cost of these products for these partners, but generally limits our ability to use this equipment for our own or other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended September 30,
	2017	2016	2015
Cash used by operating activities	$(37,190)	$(29,094)	$(20,715)
Cash used by investing activities	(2,517)	(2,993)	(1,738)
Cash provided (used) by financing activities	57,340	(298)	58,276

Cash Flows from Operating Activities

Cash used by operating activities for fiscal 2017 was $37.2 million, primarily driven by our net loss of $47.8 million, as we continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation, issuances of payment-in-kind notes, and other non-cash expenses, totaling $7.4 million, were all consistent with normal operations. The $3.2 million in cash provided from net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

$1.6 million in cash provided by an increase in accrued expenses and other current liabilities, primarily from increases in accrued incentive compensation and expenses related to the higher level of clinical trial expenses accrued but not paid as of September 30, 2017, compared to September 30, 2016;

•

$1.4 million in cash provided by an increase in accounts payable, resulting primarily from increased spending related to research and development expenses, including clinical trial costs, raw material purchases and legal and professional fees incurred but not paid as of September 30, 2017, compared to September 30, 2016;

•

$0.4 million in cash provided by a decrease in prepaid expenses and other current assets as of September 30, 2017 compared to September 30, 2016, primarily related to decreases in prepaid clinical trial costs and prepaid deposits;

•

$0.3 million in cash provided by an increase in deferred contract revenues as of September 30, 2017, compared to September 30, 2016, primarily due to upfront payments received from partners related to development activities in late fiscal 2017; and

•	$0.2 million in cash provided by a decrease in unbilled accounts receivable, primarily as a result of a decrease in profit sharing revenue in fiscal 2017, compared to fiscal 2016; partially offset by:
•

a $0.4 million use of cash, resulting from a decrease in the recall liability outstanding as of September 30, 2017 compared to September 30, 2016, reflecting the ongoing payments made on a quarterly basis to reduce this liability; and

•

a $0.3 million use of cash resulting from an increase in accounts receivable primarily related to increased partner receivables outstanding as of September 30, 2017 compared to September 30, 2016, as a result of increased contract research and development revenues during the fourth fiscal quarter 2017.

Cash used by operating activities for fiscal 2016 was $29.1 million, which was primarily driven by our net loss of $36.7 million.  We generated negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation, issuances of payment-in-kind notes, and other non-cash expenses, totaling $8.0 million, were all consistent with normal operations other than the increase in stock-based compensation expense, as further discussed above under “—Results of Operations—Comparison of Fiscal 2016 and Fiscal 2015—General and Administrative Expenses.” The $0.4 million in use of cash from net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

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

Cash used by operating activities for fiscal 2015 was $20.7 million, and was primarily driven by our net loss of $28.5 million. We generated negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities. Depreciation, amortization, stock-based compensation, issuances of payment-in-kind notes, and other non-cash expenses, totaling $7.2 million, were all consistent with normal operations other than the increase in stock-based compensation expense. The $0.5 million in cash provided from net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

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

Cash Flows from Investing Activities

Cash used by investing activities for fiscal 2017 was $2.5 million, consisting primarily of capital expenditures of $2.3 million for equipment and leasehold improvements to support operations, and expenditures of $0.9 million relating to the acquisition of patent and licensing rights.  These uses of cash were partially offset by a decrease of $0.7 million in restricted cash associated with the cancellation of the letter of credit issued to a former landlord in connection with the settlement of litigation relating to a lease agreement that we previously terminated.

Cash used by investing activities for fiscal 2016 was $3.0 million, consisting primarily of capital expenditures of $1.4 million for equipment and leasehold improvements to support operations, an increase of $0.7 million in restricted cash associated with the letter of credit issued to a former landlord pursuant to a lease agreement, and payments of $0.9 million relating to payment for patent and licensing rights.

Cash used in investing activities for fiscal 2015 was $1.7 million, consisting primarily of capital expenditures of $1.0 million for equipment and leasehold improvements to support operations, and payments of $0.8 million relating to the acquisition of patent and licensing rights.

For fiscal 2018, we expect to invest approximately $13 million in capital equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for fiscal 2017 was $57.3 million, consisting primarily of $56.1 million in net proceeds from the issuance of common stock in connection with our two underwritten public offerings, $0.9 million provided from the exercise of stock options, and $0.4 million in cash provided by the proceeds from the issuance of common stock under our 2014 ESPP.

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

Cash provided by financing activities for fiscal 2015 was $58.3 million, consisting primarily of $48.6 million in net proceeds from the issuance of common stock in our underwritten public offering and $10.0 million in proceeds received in December 2014 in connection with the amendment of our term loan agreement with CRG in November 2014.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2017 (in thousands):

	Payments Due by Period
	Less Than			More Than
Contractual Obligations:	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
Total debt obligations	$13,172	$39,479	$118	$154	$52,923
Interest on total debt obligations	8,013	3,037	39	4	11,093
Operating lease obligations	1,429	2,600	1,461	1,709	7,199
Total contractual obligations	$22,614	$45,116	$1,618	$1,867	$71,215

The table above excludes a recall liability of $1.9 million as of September 30, 2017 relating to a settlement reached with Actavis related to Fentanyl TDS. For further details, see Note 13 to our annual audited financial statements.

As of September 30, 2017, we had outstanding commitments to acquire $1.7 million of capital equipment.

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

All of our revenues are primarily derived from entities located in the United States and all long‑lived assets are primarily located in the United States.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable at the time these estimates and judgments are made. In many instances, we could have reasonably used different accounting estimates or underlying assumptions, and changes in the accounting estimates are reasonably likely to occur from period to period. Actual results could differ significantly from our estimates. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

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

We recognize revenues when the following criteria are met: persuasive evidence of a sales or service arrangement exists; delivery has occurred; the price is fixed or determinable; and collectability is reasonably assured. During fiscal 2017, 2016 and 2015 we recognized revenues from the sale of products, related royalties and profit sharing on our partners’ sales of our products, as well as from contract research and development activities, and from other revenues.

Product revenues made up a majority of our total revenues during fiscal 2017, 2016 and 2015, comprising 70%, 77% and 65% of total revenues. Product revenues consist of product sales to our partners, royalties and profit sharing from products that have been sold by our marketing partners.

We generally recognize revenues from product sales as products are shipped and title and risk of loss passes to the marketing partner. We have royalty and profit sharing agreements pursuant to which we earn revenues based on the amount of product sold by our marketing partners, and on the amount of net profits earned by our marketing partners’ sales of such products. We generally recognize royalty and profit sharing revenues at the time our marketing partners report their product sales and profits to us.

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

We generally recognize revenues related to research and development funding received as the related services or activities are performed in accordance with the contract terms. To the extent that our agreements specify that services are to be performed on a cost‑plus basis, revenues are recognized as services are rendered. Such work is generally billed on a monthly basis for time incurred at specified rates in the agreements. To the extent that agreements specify that services are to be performed on a fixed‑price basis, revenues are recognized consistent with the pattern of the work performed. Many of the agreements provide for reimbursement to us of our third‑party expenses, and we bill for such reimbursable expenses as revenues as they are incurred.

We use the milestone method for recognizing revenues in agreements with contingent payments. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved.

Impairment of Long‑Lived Assets

We assess the impairment of long‑lived assets, such as property and equipment and intangible assets, subject to depreciation and amortization, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Among the factors and circumstances we considered in determining recoverability are: (i) a significant adverse change in the extent to which, or manner in which, a long‑lived asset is being used or in its physical condition; (ii) a significant adverse change in legal factors or in the business climate that could affect the value of a long‑lived asset, including an adverse action or assessment by a regulator; (iii) an accumulation of costs significantly in excess of the amount originally expected; and (iv) current‑period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long‑lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. We did not record an impairment loss during fiscal 2017, 2016 or 2015.

Stock‑Based Compensation

Stock‑based compensation expense is measured based on the grant‑date fair value of the stock‑based awards made to employees and directors, including employee stock options, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan. We estimate the fair value of each employee stock option on the grant date using the Black‑Scholes option‑pricing model. We recognize compensation costs for all employee stock‑based compensation awards that are expected to vest over the requisite service period of the awards, which is generally the awards’ vesting period. These amounts related to stock-based compensation awards are reduced by an estimated forfeiture rate.

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

The fair value of restricted stock unit awards is determined on the grant date based on the fair market value of our common stock on the date of the grant.

We recorded stock‑based compensation expense for employee stock options, restricted stock units and employee stock purchases under the Employee Stock Purchase Plan of $3.7 million, $3.4 million and $2.7 million for fiscal 2017, 2016, and 2015. We expect to continue to grant stock options and other equity‑based awards in the future and, to the extent that we do, our stock‑based compensation expense recognized in future periods will likely increase. Stock‑based compensation expense is classified in the statement of operations and comprehensive loss based on the functional area to which the related recipients belong.

We expect to recognize stock-based compensation expense totaling approximately $4.8 million for grants made prior to September 30, 2017, over fiscal years 2018, 2019, 2020 and 2021. In future periods, our stock‑based compensation expense is expected to increase as a result of our existing unrecognized stock‑based compensation and as we issue additional stock‑based awards to continue to attract and retain employees.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)”, or ASU 2014-09. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in “Revenue Recognition, (Topic 605)” and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. This ASU is effective for public companies with annual reporting periods, and interim periods within those years, beginning after December 15, 2017, and permits the use of either the retrospective or modified retrospective method, with early adoption permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance

Obligations and Licensing,” which further clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which addresses narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition and provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which clarifies areas for correction or improvement in the Codification.

We anticipate adopting the new revenue recognition standard on the effective date of October 1, 2018, utilizing the modified retrospective method. We are in the process of evaluating the impact the adoption of this standard will have on our financial statements and have performed an initial review of our major contracts with customers.  Based on the initial reviews, we believe the adoption of the new standard will not have a significant quantitative impact on product revenues, as the timing of revenue recognition for product sales, profit sharing and royalties is not expected to significantly change.  For our collaboration and partner arrangements, the consideration we are eligible to receive under these arrangements typically consists of nonrefundable upfront payments, reimbursement of research and development costs and milestone payments.  We believe the adoption of the new standard will not have a significant quantitative impact on the revenue recognition of the reimbursement of research and development costs as the timing of the revenue recognition is not expected to significantly change.  We continue to review the impact that this new standard will have on the timing of recognition for nonrefundable upfront payments and milestone payments as well as on our financial statement disclosures and have not made a determination on the impact to our financial statements. We are evaluating changes to our accounting processes, internal controls and disclosures to support the new standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. Our operating leases are summarized in Note 8 to our audited financial statements. We are evaluating the effect, if any, this ASU may have on our future financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, or ASU 2016-09. ASU 2016-09 modifies U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for annual periods beginning after December 15, 2016; early adoption is permitted. We are evaluating the effect, if any, this ASU may have on our future financial position, results of operations and cash flows.

In November 2016, the Financial Accounting Standards Board issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires an entity to include amounts deemed to be restricted cash and restricted cash equivalents in its cash and cash equivalent balances in the statement of cash flows and a reconciliation between the balance sheet and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents.  The ASU requires changes in restricted cash and restricted cash equivalents that result from transfers between cash and cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows.  The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017; early adoption is permitted. The provisions of this ASU are to be applied retrospectively to all periods presented.  The adoption of this standard is not expected to have a material impact on our cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting”.  This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply the modification accounting described in Topic 718. This guidance states that an entity should account for the effects of a modification unless all three of the following conditions are met:

(1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

(2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

(3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

This ASU is effective for annual periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our future financial position, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $57.5 million as of September 30, 2017. Our cash and cash equivalents are held in a variety of interest‑earning instruments, including money market funds. Such interest‑earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding long-term debt principal of $52.9 million as of September 30, 2017, of which $13.2 million was due within 12 months. The interest rate of our borrowings under the term loan agreement with CRG is fixed. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CORIUM INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Corium International, Inc.:

We have audited the accompanying balance sheets of Corium International, Inc. (the "Company") as of September 30, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Corium International, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring and continuing losses from operations, the potential to not satisfy the Company’s financial covenants, and their need to obtain additional capital raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Grand Rapids, Michigan

December 28, 2017

CORIUM INTERNATIONAL, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	As of September 30,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$57,466	$39,833
Accounts receivable	4,641	4,336
Unbilled accounts receivable	169	346
Inventories	2,300	2,424
Prepaid expenses and other current assets	982	1,341
Total current assets	65,558	48,280
Restricted cash	—	666
Property and equipment, net	12,176	11,147
Intangible assets, net	7,117	7,057
TOTAL ASSETS	$84,851	$67,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,978	$2,737
Accrued expenses and other current liabilities	6,411	4,271
Long-term debt, current portion	13,172	77
Capital lease obligations, current portion	—	72
Recall liability, current portion	114	460
Deferred contract revenues, current portion	626	355
Total current liabilities	24,301	7,972
Long-term debt, net of current portion	39,027	50,966
Recall liability, net of current portion	1,811	1,859
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	68,639	64,297
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 36,004,602 and 22,391,631 shares issued and outstanding as of September 30, 2017 and 2016	36	22
Additional paid-in capital	231,457	170,319
Accumulated deficit	(215,281)	(167,488)
Total stockholders’ equity	16,212	2,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,851	$67,150

The accompanying notes are an integral part of these financial statements.

CORIUM INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended September 30,
	2017	2016	2015
Revenues:
Product revenues	$22,356	$25,362	$26,514
Contract research and development revenues	8,440	5,420	12,721
Other revenues	1,068	2,241	1,686
Total revenues	31,864	33,023	40,921
Costs and operating expenses:
Cost of product revenues	15,015	17,346	17,608
Cost of contract research and development revenues	10,867	10,674	16,064
Research and development expenses	31,884	21,687	16,454
General and administrative expenses	13,163	11,566	11,185
Amortization of intangible assets	690	659	622
Loss on disposal of equipment	6	15	12
Total costs and operating expenses	71,625	61,947	61,945
Loss from operations	(39,761)	(28,924)	(21,024)
Interest income	278	171	23
Interest expense	(8,303)	(7,947)	(7,446)
Loss before income taxes	(47,786)	(36,700)	(28,447)
Income tax expense	7	3	3
Net loss and comprehensive loss	$(47,793)	$(36,703)	$(28,450)
Net loss per share attributable to common stockholders, basic and diluted	$(1.64)	$(1.65)	$(1.52)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,070,849	22,282,599	18,709,292

The accompanying notes are an integral part of these financial statements.

CORIUM INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - September 30, 2014	18,003,883	18	114,117	(102,335)	11,800
Issuance of common stock in connection with public offering, net of issuance costs	4,000,000	4	48,639	—	48,643
Issuance of common stock under Employee Stock Purchase Plan	119,465	—	570	—	570
Issuance of common stock upon exercise of stock options	16,934	—	44	—	44
Issuance of common stock upon net exercise of common stock warrants	12,591	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	8,118	—	1	—	1
Stock-based compensation expense	—	—	2,714	—	2,714
Net loss and comprehensive loss	—	—	—	(28,450)	(28,450)
Balance - September 30, 2015	22,160,991	22	166,085	(130,785)	35,322
Issuance of common stock under Employee Stock Purchase Plan	126,471	—	488	—	488
Issuance of common stock upon exercise of stock options	104,169	—	311	—	311
Stock-based compensation expense	—	—	3,435	—	3,435
Net loss and comprehensive loss	—	—	—	(36,703)	(36,703)
Balance - September 30, 2016	22,391,631	$22	$170,319	$(167,488)	$2,853
Issuance of common stock in connection with February 2017 public offering, net of issuance costs	6,666,667	7	18,507	—	18,514
Issuance of common stock in connection with May 2017 public offering, net of issuance costs	6,440,000	7	37,615	—	37,622
Issuance of common stock under Employee Stock Purchase Plan	134,855	—	436	—	436
Issuance of common stock upon exercise of stock options	363,949	—	918	—	918
Restricted stock units vested and released	7,500	—	—	—	—
Stock-based compensation expense	—	—	3,662	—	3,662
Net loss and comprehensive loss	—	—	—	(47,793)	(47,793)
Balance - September 30, 2017	36,004,602	$36	$231,457	$(215,281)	$16,212

The accompanying notes are an integral part of these financial statements

CORIUM INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(47,793)	$(36,703)	$(28,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	1,102	1,855	2,015
Loss on disposal of equipment	6	15	12
Amortization of intangible assets	690	659	622
Noncash amortized debt issuance costs on long-term debt and capital leases	374	208	167
Noncash amortized discount on long-term debt and capital leases	16	21	23
Write off of patent costs	153	—	—
Stock-based compensation expense	3,662	3,435	2,714
Issuance of payment-in-kind notes in lieu of cash interest payments	1,369	1,780	1,652
Changes in operating assets and liabilities:
Accounts receivable	(305)	125	(293)
Unbilled accounts receivable	177	466	573
Inventories	124	478	(310)
Prepaid expenses and other current assets	359	26	(75)
Accounts payable	1,384	(1,190)	1,440
Accrued expenses and other current liabilities	1,615	180	83
Deferred contract revenues	271	221	(167)
Recall liability	(394)	(670)	(721)
Net cash used by operating activities	(37,190)	(29,094)	(20,715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,280)	(1,449)	(973)
Proceeds from sale of equipment	—	—	11
Payments for patents and licensing rights	(903)	(878)	(776)
Change in restricted cash	666	(666)	—
Net cash used by investing activities	(2,517)	(2,993)	(1,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	56,136	—	48,643
Proceeds from issuance of long-term debt	—	—	10,000
Payment of transaction costs associated with issuance of long-term debt	—	(200)	(150)
Principal payments on long-term debt	(77)	(72)	(67)
Principal payments on capital lease obligations	(73)	(825)	(765)
Proceeds from exercise of stock options	918	311	44
Proceeds from exercise of common stock warrants	—	—	1
Proceeds from issuance of common stock under Employee Stock Purchase Plan	436	488	570
Net cash provided (used) by financing activities	57,340	(298)	58,276
NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	17,633	(32,385)	35,823
CASH AND CASH EQUIVALENTS — Beginning of period	39,833	72,218	36,395
CASH AND CASH EQUIVALENTS — End of period	$57,466	$39,833	$72,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,544	$5,938	$5,604
Cash paid for income taxes	$4	$3	$2
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$30	$173	$198
Unpaid transaction costs associated with issuance of long-term debt	$525	$—	$—

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

Liquidity

With the exception of fiscal 2013, the Company has incurred losses from operations since fiscal 2006 and has an accumulated deficit of $215.3 million as of September 30, 2017. The Company has financed the operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

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

The Company is currently in compliance with the covenants under the Company’s term loan agreement with CRG, a structured debt and equity investment management firm. However, the Company anticipates that, based on its current operating plan for products and services currently under contract, and without securing additional sources of external funding, its current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through the next 12 months. Additionally, the Company anticipates that its revenues will not be sufficient to maintain compliance with the minimum annual revenue covenant of $50.0 million for the 12 months ending June 30, 2018. Failure to meet either covenant would be considered an event of default on the Company’s debt obligation, and could result in the acceleration of the Company’s existing indebtedness, causing the outstanding principal of approximately $52.5 million, plus an early prepayment premium and an additional fee, to be immediately due and payable to CRG. As of September 30, 2017, the prepayment premium was 7.5% and the additional fee was 1.0%. The Company may not have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The financial statements as of September 30, 2017 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months.  The Company’s independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to the Company’s recurring and continuing losses from operations, the potential to not satisfy the Company’s financial covenants, and the Company’s substantial doubt in the Company’s ability to continue as a going concern without additional capital becoming available. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to secure new sources of revenue, obtain additional equity and/or debt financing or refinancing, generate operating efficiencies, reduce expenditures and amend or obtain a waiver of the financial covenants of the existing term loan agreement with CRG.  The financial statements as of September 30, 2017 did not include any adjustments that might result from the outcome of this uncertainty.

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

In fiscal 2017, 2016 and 2015, three partners accounted for 93%, 80%, and 82% of the Company's revenues. Three partners accounted for 88% of accounts receivable as of September 30, 2017 and four partners accounted for 84% of accounts receivable as of September 30, 2016.

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

Amounts related to research and development funding are generally recognized as the related services or activities are performed in accordance with the contract terms. To the extent that agreements specify services are to be performed on a cost‑plus basis, revenues are recognized as services are rendered. Such work is generally billed on a monthly basis for time incurred at specified rates in the agreements. To the extent that our agreements specify services to be performed on a fixed-price basis, revenues are recognized consistent with the pattern of the work performed. Many of the agreements provide for reimbursement of third-party expenses, and such reimbursable expenses are billed as revenues at the time the associated expenses are incurred.

The arrangements may include contractual milestones, which relate to the achievement of pre-specified research, development, regulatory and commercialization events. The milestone events contained in the Company's arrangements coincide with the progression of the products from research and development to regulatory approval, and through to commercialization. The process of successfully developing a new product, having it approved from a regulatory perspective and ultimately sold for a profit is highly uncertain. As such, the milestone payments that the Company is eligible to earn from its partners involve a significant degree of risk to achieve. Research and development milestones in the Company's partner arrangements may include the following types of events: completion of pre-clinical research and development work, completion of certain development events and initiation or completion of clinical trials. Regulatory milestones may include the filing of regulatory applications with the Food and Drug Administration and approval of such regulatory applications. Commercialization milestones generally relate to product launch. The Company recognizes milestone payments in their entirety in the period in which the milestone is achieved.

Upon commercialization, revenues are generated from product sales, royalties and profit sharing. Product sales are generally recognized as products are shipped and title and risk of loss pass to the partner. Royalties and profit sharing are generally recognized when the partners sell the product to their customers, which could be in a different accounting period than the period in which the Company sold that product to its partner, and are based on a percentage of the partners' net sales of or net profits on the products. Product sales, royalties and profit sharing revenues are presented collectively as product revenues.  Royalties and profit sharing totaled $0.8 million, $2.0 million and $2.3 million for fiscal 2017, 2016 and 2015.

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

Research and Development Expenses

Research and development expenses primarily comprise salaries and benefits associated with research and development personnel, overhead and facility costs, pre-clinical and non-clinical development costs, clinical trial, and related clinical manufacturing costs, contract services, and other outside costs. Research and development costs, including costs to be subsequently reimbursed under development contracts, are generally charged to expense when incurred.

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

The fair value of restricted stock unit awards is determined based on the fair market value of the Company’s common stock on the date of the grant.

The Company recognizes compensation expense for the portion of the share-based awards that are expected to vest. Therefore, the Company applies estimated forfeiture rates derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.

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

Comprehensive Income (Loss)

During fiscal 2017, 2016 and 2015, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

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

Restricted Cash

The Company’s restricted cash had consisted solely of cash maintained in a separate deposit account used to secure a letter of credit issued by a bank to a former landlord pursuant to a terminated lease agreement. The Company classified the restricted cash as noncurrent on the balance sheet prior to the cancellation of the letter of credit in connection with the settlement of litigation related to the termination of the lease agreement.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at invoiced amounts. An allowance for doubtful accounts is established as needed based on a specific assessment of all invoices that remain unpaid following normal partner payment periods. Any amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that the determination is made. The allowance for doubtful accounts was $0 as of September 30, 2017 and 2016.

Inventories

Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. The Company records an allowance for excess and obsolete inventory based on anticipated obsolescence, usage, and historical write-offs.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Equipment is depreciated over its useful life, ranging from 3 to 8 years, using the straight-line method. Leasehold improvements are depreciated or amortized over the shorter of the lease term or their useful lives, ranging from 3 to 15 years, using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred.

Capital Leases

From time to time, the Company has leased several pieces of equipment under capital lease arrangements. Equipment leased under capital leases is amortized over the life of the lease term using the straight-line method. As of September 30, 2017, the Company had no outstanding capital leases.

Intangible Assets

Intangible assets consist primarily of the cost of acquired patents, trademarks, and legal costs associated with patent development and contract acquisition costs. These costs are capitalized and amortized on a straight-line basis over the lesser of the estimated economic lives of the patents or the underlying contracts using the remaining legal lives of the patents, which approximates the consumption over the estimated useful lives of the assets, once a patent is granted. The

Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the differences, if any, between the book and fair value of the asset. No impairment was recorded for fiscal 2017, 2016 or 2015.

Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical fair value levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities, are as follows:

Level I — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)” (“ASU 2014-09”). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public companies and permits the use of either the retrospective or modified retrospective method, with early adoption permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which further clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which addresses narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition and provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which clarifies areas for correction or improvement in the Codification.

The Company anticipates adopting the new revenue recognition standard on the effective date of October 1, 2018, utilizing the modified retrospective method. The Company is in the process of evaluating the impact the adoption of this standard will have on its financial statements and has performed an initial review of its major contracts with customers.  Based on the initial reviews, the Company believes the adoption of the new standard will not have a significant quantitative impact on product revenues, as the timing of revenue recognition for product sales, profit sharing and royalties is not expected to significantly change.  For the Company’s collaboration and partner arrangements, the consideration the Company is eligible to receive under these arrangements typically consists of nonrefundable upfront payments, reimbursement of research and development costs and milestone payments.  The Company believes the adoption of the new standard will not have a significant quantitative impact on the revenue recognition of the reimbursement of research and development costs as the timing of the revenue recognition is not expected to significantly change.  The Company continues to review the impact that this new standard will have on the timing of recognition for nonrefundable upfront payments and milestone payments as well as on its financial statement disclosures and has not made a determination on the impact to its financial statements. The Company is evaluating changes to its accounting processes, internal controls and disclosures to support the new standard.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company’s operating leases are summarized in Note 8. The Company is evaluating the effect that this ASU will have on the Company’s future financial position, results of operations and cash flows.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting”.  This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following conditions are met:

(1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

(2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

(3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

This ASU is effective for annual periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s future financial position, results of operations and cash flows.

2.  Fair Value Measurements

Financial assets and liabilities are recorded at fair value. Except as noted below, the carrying values of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable, approximated their fair values due to the short period of time to maturity or repayment.

The Company did not have any transfers between Level I, II and III of the fair value hierarchy as of September 30, 2017 and 2016.  The Company’s policy is to determine the need for transfers between levels at the end of the reporting period when circumstances in the underlying valuation criteria are evaluated for changes requiring transfer between levels.

The Company's financial instruments that are measured at fair value on a recurring basis as of September 30, 2017 and 2016, by level within the fair value hierarchy, are as follows (in thousands):

	As of September 30, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$57,928	$—	$—	$57,928

	As of September 30, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$39,950	$—	$—	$39,950

The Company did not have Level III liabilities as of September 30, 2017 and 2016.

The carrying values of the Company’s long-term debt reflects the principal amount, adjusted for any unamortized debt issuance costs and discount. The following financial liabilities have carrying values which differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (in thousands):

	As of September 30, 2017
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$52,199	$55,888	$3,689

	As of September 30, 2016
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$51,043	$51,649	$606

3.    Inventories

Inventories consist of the following (in thousands):

	As of September 30,	As of September 30,
	2017	2016
Raw materials	$1,683	$1,307
Work in process	264	411
Finished goods	353	706
Total inventories	$2,300	$2,424

4.    Property and Equipment

Property and equipment consist of the following (in thousands):

	As of September 30,
	2017	2016
Machinery and equipment	$13,679	$12,246
Manufacturing equipment under capital leases	—	2,266
Transportation equipment	29	25
Furniture and fixtures	1,247	1,187
Computer equipment and software	703	689
Leasehold improvements	4,177	3,998
Land	210	210
Construction in progress	7,426	7,269
Total property and equipment, gross	27,471	27,890
Accumulated depreciation and amortization	(15,295)	(16,743)
Total property and equipment, net	$12,176	$11,147

The Company recorded depreciation and amortization of property and equipment of $1.1 million, $1.9 million and $2.0 million during fiscal 2017, 2016 and 2015.

5.  Intangible Assets

Intangible assets and related accumulated amortization consist of the following (in thousands):

	As of September 30,
	2017	2016
Cost:
Patents and trademarks	$12,673	$11,923
Contract acquisition costs	1,656	1,661
Other, net	—	1
Total carrying value	14,329	13,585
Accumulated amortization:
Patents and trademarks	(5,640)	(4,979)
Contract acquisition costs	(1,572)	(1,549)
Total accumulated amortization	(7,212)	(6,528)
Total intangible assets, net	$7,117	$7,057

The Company amortizes its intangible assets related to issued patents and trademarks over the estimated useful lives of the patents and trademarks, ranging from 7 to 20 years. Amortization of issued patents and trademarks was $0.7 million, $0.7 million and $0.6 million in fiscal 2017, 2016 and 2015. The Company did not recognize any impairment of its intangible assets during fiscal 2017, 2016 or 2015.

The estimated remaining annual amortization expenses for issued patents and trademarks as of September 30, 2017 are as follows (in thousands):

Year Ending September 30:	Amounts
2018	$679
2019	677
2020	599
2021	418
2022	302
Thereafter	860
Total	$3,535

Patents in process included in intangible assets were $3.5 million and $3.1 million during fiscal 2017 and 2016.

The Company amortizes its intangible assets related to contract acquisition costs over their estimated useful lives, ranging from 4 to 15 years. Amortization of contract acquisition costs was $29,000 in fiscal 2017, 2016 and 2015.

The estimated remaining annual amortization expense for contract acquisition cost as of September 30, 2017 are as follows (in thousands):

Year Ending September 30:	Amounts
2018	$29
2019	29
2020	26
2021	—
2022	—
Thereafter	—
Total	$84

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30,
	2017	2016
Vacation	$2,005	$1,854
Bonus	2,172	595
Clinical trial costs	1,013	496
Payroll	444	425
Employee stock purchase plan	176	213
Transaction costs associated with long-term debt	525	—
Other	76	688
Total accrued liabilities and other current liabilities	$6,411	$4,271

7.  Long-Term Debt

The Company’s outstanding long-term debt consists of the following (in thousands):

	As of September 30,	As of September 30,
	2017	2016
Term loan agreement expiring June 30, 2019, less unamortized issuance costs of $697 and $544 and unamortized discount of $27 and $43 as of September 30, 2017 and 2016. See terms of the agreement below.	$51,779	$50,546
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $3 at an interest rate of 7% and was paid off in September 2017	—	34
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	420	463
Total	52,199	51,043
Less current portion	13,172	77
Long-term portion	$39,027	$50,966

On July 13, 2012, the Company completed a $35.0 million term loan agreement with CRG, a structured debt and equity investment management firm. In August 2012 and December 2012, the Company drew down $29.0 million and $6.0 million under this agreement. On November 14, 2014, the agreement was amended to, among other things, increase the principal amount available under the term loan by $10.0 million, extend the interest-only period to June 30, 2018, and extend the maturity from June 30, 2017 to June 30, 2019. The amended agreement provides for a maximum borrowing of $45.0 million, excluding PIK notes, as defined below. The amended agreement requires interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning June 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contains a provision whereby the Company can, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into additional notes (payment-in-kind (“PIK”) notes). Amounts outstanding under the term loan agreement are collateralized by all of the Company's assets. The amended agreement also provides for a prepayment premium, the amount of which varies with the date on which prepayment is made, if the Company chooses to repay principal prior to June 30, 2018, or upon other specified events, including a change of control. On December 4, 2014, the Company borrowed the remaining $10.0 million of principal provided for in the amended agreement.

As of September 30, 2017 and 2016, the Company had converted $7.5 million and $6.1 million of interest into PIK notes, each of which added to the then-outstanding principal, and is included in the principal balances shown as of those dates. As of September 30, 2017, the principal amount outstanding under the term loan agreement, including all PIK notes, was $52.5 million.

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

Minimum principal payments on the Company's outstanding long-term debt, as of September 30, 2017 were as follows (in thousands):

Year Ending September 30:	Amounts
2018	$13,172
2019	39,426
2020	53
2021	57
2022	61
Thereafter	154
Total minimum principal payments	52,923
Less unamortized debt issuance costs	(697)
Less unamortized discount	(27)
Carrying value of long-term debt	$52,199

8.  Commitments and Contingencies

Capital Leases

Certain manufacturing equipment is accounted for as a capital lease and is included in property and equipment as of September 30, 2016. Remaining payments under capital leases were paid in October 2016.

The Company did not recognize depreciation expense on equipment under capital leases for fiscal 2017. Depreciation expense on equipment under capital leases was $0.8 million and $0.8 million for fiscal 2016 and 2015.

Operating Leases

The Company conducts certain operations using leased property and equipment. The property leases require the Company to pay certain property taxes, insurance, and maintenance expenses, and expire on dates ranging through 2025. Total rental expense on operating leases for fiscal 2017, 2016 and 2015 amounted to $1.9 million, $1.8 million and $1.8 million.

Future minimum lease payments under operating leases that had initial or remaining lease terms in excess of one year from September 30, 2017 were as follows (in thousands):

Year Ending September 30,	Amounts
2018	$1,429
2019	1,358
2020	1,242
2021	800
2022	661
Thereafter	1,709
Total	$7,199

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

On September 23, 2016, a complaint was filed against the Company by LBA Realty Fund III-Company VII, LLC, a Delaware Limited Liability Company (the “Landlord”), in the Superior Court of California, County of Alameda, LBA Realty Fund III-Company VII, LLC vs. Corium International, Inc., alleging breach of contract with respect to the lease agreement dated February 12, 2016 between the Landlord and the Company. The Complaint alleged that the Company breached the lease when the Company provided written notice to the Landlord to terminate the lease on July 29, 2016 and sought damages in excess of $10.0 million as well as declaratory relief. On or about November 16, 2016, the Company filed its answer generally denying the allegations and setting forth its defenses. At the same time, the Company also filed a cross-complaint seeking compensatory damages, among other relief, for the Landlord’s material breaches with respect to the lease agreement. The parties completed an initial round of discovery and engaged in mediation. On September 26, 2017, the parties entered into a written settlement agreement and mutual general release.  The parties also agreed to bear their own respective attorneys’ fees and costs incurred in the litigation and settlement. The lease was formally terminated; no further obligations exist for either party. The complaint and cross-complaint were dismissed with prejudice on October 4, 2017.

9.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements during fiscal 2017, 2016 and 2015 (in thousands):

	Years ended September 30,
	2017	2016	2015
Mayne	$6,956	$1,607	$—
Teva	—	5,749	12,380
Par	363	6,645	9,601
P&G	16,766	13,868	11,647
Agile	5,768	2,963	3,238
Other	2,011	2,191	4,055
Total revenues	$31,864	$33,023	$40,921

Mayne Pharma Inc. /Teva Pharmaceuticals USA, Inc.

In 2004, the Company entered into a development, manufacturing and commercialization agreement with Barr Laboratories (“Barr”), for four generic transdermal delivery systems (“TDS”). The Company entered into three separate agreements with Barr, one in 2006 and two in 2007, to develop and commercialize three additional Abbreviated New Drug Application (“ANDA”) transdermal patch products. In 2008, Teva Pharmaceutical Industries, Ltd. (“Teva”), acquired Barr. Following this acquisition and its review of resource allocations and potential conflicts, Teva continued three of these development programs, including Clonidine TDS, a urology patch approved in March 2014 and a motion sickness patch. In August 2016, Teva transferred Clonidine TDS and the product-related agreements to Mayne Pharma, Inc. (“Mayne”), as a result of an FTC consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc. Mayne currently sells Clonidine TDS throughout the United States. In December 2016, Teva assigned the agreements and rights to the motion sickness patch to Mayne, which is currently the subject of a pending ANDA.

Under these agreements with Mayne, the Company is the exclusive supplier of the products that the Company developed. The Company receives compensation for developing each product, and a manufacturing margin, expressed as a margin above costs, and a profit share based on Mayne’s net profits on the products. Mayne has an exclusive license to use certain of our intellectual property to the extent necessary to commercialize, make, use or sell the ANDA products that are the subject of their respective agreements.

In addition to contract research and development revenues and product revenues, from the inception of the Company’s collaborations with Teva and its predecessor, the Company has received no license fees and $0.2 million in milestone payments. Similarly, other than contract research and development revenues, the Company received no license fees or milestone payments from Mayne. Under the current agreements, the Company is not eligible for additional milestone payments from Mayne. The Company also receives a profit share equal to a low tens percentage of Teva’s and Mayne’s net sales of Clonidine TDS, after deducting certain selling‑related expenses.

The term of each commercial agreement with Mayne extends, on a product-by-product basis, through the last day of the tenth full calendar year following the launch date of each product, with automatic one-year renewals unless either party elects to terminate with proper notice.

Mayne Pharma Inc./Endo Pharmaceuticals, Inc./Par Pharmaceutical, Inc.

In 2002, the Company entered into a product development, collaboration and license agreement with Abrika LLLP (“Abrika”) followed in 2003 by a manufacturing and supply agreement for a generic equivalent of Duragesic, a fentanyl transdermal product. In 2007, Abrika was acquired by Actavis, Inc. (“Actavis”). In 2012, Par Pharmaceuticals, Inc. (“Par”), a wholly-owned subsidiary of Endo Pharmaceuticals, Inc. (“Endo”), acquired the fentanyl business from Actavis. In March 2017, Mayne acquired the commercial rights to Fentanyl TDS from Par.

On June 26, 2015, the Company amended the agreements with Par, consisting of the Product Development, Collaboration and License Agreement and the Manufacturing and Supply Agreement for Fentanyl TDS, to amend the pricing and payment provisions and other business terms in exchange for, among other things, the termination of all of Par’s exclusive rights to products other than the fentanyl reservoir patch currently being manufactured by the Company. The amended terms also eliminated the royalty obligations and established mutually agreeable transfer pricing.

In addition to contract research and development revenues and product revenues, from the inception of the Company’s collaborations with Par and its predecessors and assignee, Mayne, the Company has received no license fees and $0.5 million in milestone payments from Par.

Under the Company's current agreements with Mayne, the Company is not eligible for additional milestone payments. The commercial agreement with Mayne expires on November 12, 2023, and may be terminated by the Company upon two years written notice. The Product Development, Collaboration and License Agreement does not have a fixed expiration date, but it is no longer active as there are no outstanding performance obligations by either party under that agreement.

The Procter & Gamble Company

In June 2005, the Company entered into a multi-faceted strategic arrangement with The Procter & Gamble Company (“P&G”). The relationship includes a worldwide license to P&G for the use of the Company's Corplex technology in products in the oral care field. P&G paid the Company fees for the license, and agreed to pay additional future milestone payments for products that the Company develops for P&G. that are approved for commercial launch. In addition, the Company entered into a long term joint development agreement under which the Company performs numerous research and development activities for P&G based upon agreed-upon statements of work and budgets.

The Company has developed and commercialized five oral care products for P&G sold under the brand name Crest Whitestrips. The Company has developed all of these products under the joint development agreement and are currently supplying each product in an intermediate (as opposed to final packaging) stage to P&G. The term of the joint development agreement ends on June 13, 2020.  The Company or P&G may terminate the joint development agreement in the event of a material default by the other party, and P&G may terminate the joint development agreement for convenience.

The Company also has a commercial supply agreement in place, under which the Company is responsible for the production and supply to P&G of the five oral care products. Under the terms of the agreement, the Company is the exclusive supplier to P&G for the Crest Whitestrips products that use the Company’s Corplex technology and the agreement can be expanded to include any additional products that move into commercial supply. The Company entered into the current supply agreement in April 2017 and the term of the agreement ends in March 2022. The Company or P&G may terminate the supply agreement in the event of the other party’s material breach. The Company believes that it has unique capabilities and know-how related to the manufacture of Corplex-based Crest Whitestips, which would be difficult for another party to duplicate.

In addition to contract research and development and product revenues, from the inception of the collaborations with P&G, the Company has received a total of a $3.2 million in license fees and $3.6 million in milestone payments from P&G. In fiscal 2008, the Company received a $2.0 million milestone payment for the first series of products developed by the Company. In fiscal 2016, the Company received a $1.1 million milestone payment from P&G for the approval of the U.S. commercial launch of a product developed by the Company. In 2015, the Company received a $0.5 million milestone payment for the launch of the same product outside of the United States. P&G's license from the Company is perpetual and irrevocable. None of the arrangements with P&G require a royalty to be paid to the Company.

In addition to these agreements, and as part of the overall collaboration agreement, the Company also acquired certain patents from P&G in 2005. In exchange for the assignment of these patents, the Company issued 125,428 shares of our common stock to P&G.

Agile Therapeutics, Inc.

In 2006, the Company entered into a development, license and commercialization agreement with Agile Therapeutics, Inc. (“Agile”), a company that focuses on development of women’s healthcare products. As part of the relationship, the Company is the exclusive supplier of Twirla, a combined hormonal contraceptive patch, which was designed by Agile using its proprietary formulation technology. Under the agreement with Agile, the Company has performed substantial work, funded by Agile, on the process development and scale‑up of the manufacturing process for Twirla, and the Company has manufactured the product for each of Agile’s clinical trials. We are also working with Agile under the agreement on development of a “small patch” variation on the Twirla product. The agreement also includes an additional Agile product, AG890, which is a progestin‑only contraceptive patch in Phase 2 of clinical development.

The Company has worked in partnership with Agile to prepare facilities and equipment at the Grand Rapids manufacturing site for approval and commercial production of the product. The primary production equipment specifically designed for manufacture of this product is in place and is owned by Agile, and the Company is responsible for operating and maintaining that equipment. The Company’s exclusive right to manufacture all sizes and strengths of Twirla and AG890 extends until the Company has commercially produced an agreed‑upon quantity of patches, currently projected to occur no earlier than five years following commercial launch of Twirla.

For the development work performed, Agile has paid the Company in several ways, including time and materials and milestones for achievement of certain development goals. During fiscal 2013 and 2012, Agile paid the Company $3.5 million for leasehold improvements incurred by the Company to provide for adequate manufacturing space for this product once it is approved, and this payment will be recognized as rental income in future years as the facility is used for production. In addition, for each of fiscal 2017, 2016 and 2015, Agile paid $1.0 million per year to the Company for idle facility charges, which are presented on the statement of operations and comprehensive loss as other revenues. Under the current agreements with Agile, the Company is not eligible for additional milestone payments.

Other Partner Arrangements

In 2013, the Company entered into an arrangement with a partner for the co-development of two generic transdermal products. In 2015, the development of one product was discontinued by mutual agreement due to reduced expectations regarding its commercial potential.  Under the arrangement, the partner and the Company will continue to equally fund all costs of developing the remaining product. The Company will be reimbursed for its share of all out of pocket costs and will be required to reimburse the partner for its share of all development, clinical and other costs up to and including regulatory filing. The Company may be reimbursed for the development costs that it incurs through the payment of certain development milestones up to a total of $4.5 million for the product, based on achieving certain stages of development. The Company received $0.5 million in development milestones upon signing the agreement and is amortizing the milestones into revenue over the expected development period of the products. In fiscal 2017, 2016 and 2015, the Company received $0.7 million, $0.4 million and $1.1 million in milestone payments for the remaining product related to its achievement of development milestones. Upon regulatory approval, the Company will manufacture and sell the product to the partner at cost with no margin and, provided that the Company has shared equally in all costs through regulatory approval, the Company will be paid a profit share equal to 50% of the net profits for the product.

In April 2015, the Company entered into an agreement with Aequus Pharmaceuticals, Inc. (“Aequus”), to develop new transdermal products with an initial focus on neurological disorders. Under the agreement, for each product selected for development, the parties will assign an allocation of responsibilities, costs, rights and product revenues. Upon regulatory approval, the Company will manufacture the product and will be paid a profit share based on the Company’s interest in the product, which can vary based on the extent to which the Company’s technology is incorporated into the products and the Company’s funding of development work. In fiscal 2015, the Company received $0.2 million in milestone payments related to development of the product.

10.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions from calendar 2008 through 2013. The warrants were recorded as equity at the date of issuance based on the terms of the warrants.

As of September 30, 2017 and 2016, warrants to purchase 51,386 shares of common stock, on an as-converted basis, were outstanding with a weighted average exercise price of $9.26 per share. All of the common stock warrants are exercisable at any time up to ten years from issuance.  These warrants expire at various dates between December 2020 and November 2021. The fair value of these warrants was recorded in stockholders’ equity upon issuance.

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

11.  Convertible Preferred Stock, Common Stock and Stockholders' Equity

Convertible Preferred Stock

As of September 30, 2017 and 2016, the Company was authorized to issue up to 5.0 million shares of preferred stock with a par value of $0.001 per share.  As of September 30, 2017 and 2016, no preferred stock was outstanding.

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

As of September 30, 2017 and 2016, the Company was authorized to issue up to 150,000,000 shares of common stock with a par value of $0.001 per share. The Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	As of September 30,
	2017	2016
Issuances under equity incentive plans	5,060,829	4,529,980
Issuances upon exercise of common stock warrants	51,386	51,386
Issuances under the 2014 Employee Stock Purchase Plan	636,399	503,689
	5,748,614	5,085,055

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

12.  Stock-Based Compensation

Equity Incentive Plans

As of September 30, 2017 and 2016, the Company had three equity incentive plans, all of which are sponsored by the Company.  On March 19, 2014, the Company’s board of directors approved the adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), which is the only plan under which the Company can issue shares.  Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), which was adopted in November 2012 and was replaced by the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees (including officers), non-employee directors and consultants of the Company.  The Company also sponsored the 2002 Stock Option Plan that expired in 2012.  The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan will be automatically increased by 4% of the number of shares of common stock outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 10, 2017 and January 11, 2016, the Company’s board of directors authorized an increase of 902,298 and 888,776 shares to be added to the total number of shares of common stock issuable under the 2014 Plan. As of September 30, 2017 and 2016, the Company had reserved 5,060,829 and 4,529,980 shares of common stock for issuance pursuant to the 2014 Plan. As of September 30, 2017 and 2016, the Company had 1,129,232 and 1,192,476 shares of common stock available for issuance pursuant to the 2014 Plan

Stock Options

The exercise price of each stock option granted under the Corium Plans is required to be no less than the fair market value of the Company’s common stock on the date of the grant. The maximum term of stock options granted under the Corium Plans is ten years and the vesting period is typically four years.

A summary of stock option activity under the Corium Plans during fiscal 2017, 2016 and 2015 is as follows:

		Weighted	Weighted Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Life (Years)	(In thousands)
Balance - September 30, 2014	2,085,028	$2.92	7.02	$6,710
Additional shares authorized	—	—
Granted	863,150	$6.77
Exercised	(12,374)	$3.26
Forfeited / Cancelled	(20,827)	$5.77
Balance - September 30, 2015	2,914,977	$4.04	6.94	$15,482
Options granted	623,700	$7.69
Options exercised	(104,169)	$2.99
Options forfeited / cancelled	(127,004)	$5.86
Balance - September 30, 2016	3,307,504	$4.69	6.57	$5,538
Options granted	869,250	$4.54
Options exercised	(363,949)	$2.53
Options forfeited / cancelled	(25,583)	$6.71
Balance - September 30, 2017	3,787,222	$4.85	6.84	$23,819

Options exercisable - September 30, 2017	2,610,161	$4.43	6.08	$17,501

Options vested and expected to vest - September 30, 2017	3,679,229	$4.83	6.78	$23,215

All outstanding stock options under the Corium Plans as of September 30, 2017 have an exercise price between $2.12 and $14.12 per share.

The weighted average fair value of stock options granted was $3.07, $5.07 and $4.37 for fiscal 2017, 2016 and 2015. The Company estimated the fair value of stock options granted during fiscal 2017, 2016 and 2015 using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of the employee stock options was estimated using the following assumptions:

	Year Ended			Year Ended			Year Ended
	September 30, 2017			September 30, 2016			September 30, 2015
Expected term (in years)	5.27	-	6.77	5.27	-	6.77	5.27	-	6.63
Risk-free interest rate	1.94%	-	2.31%	1.30%	-	1.97%	1.42%	-	1.93%
Expected volatility	72%	-	79%	74%	-	77%	70%	-	77%
Expected dividend rate		0%			0%			0%

Restricted Stock Unit Awards

The fair value of the restricted stock unit awards is determined on the grant date based on the fair market value of the Company’s common stock on the date of the grant. The restricted stock unit awards granted under the 2014 Plan have a maximum term of ten years and typically vest over a four-year period.

A summary of restricted stock unit award activity under the Corium Plans during fiscal 2017, 2016 and 2015 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested - September 30, 2015	—	$—
Granted	30,000	$7.94
Nonvested - September 30, 2016	30,000	$7.94
Granted	121,875	$6.16
Vested and released	(7,500)	$7.94
Forfeited	—	$—
Nonvested - September 30, 2017	144,375	$6.44

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

On January 1 of each year for the ten-year term of the plan, the number of shares issuable under the 2014 ESPP will be automatically increased by 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 10, 2017 and January 11, 2016, the Company’s board of directors reserved an additional 267,565 and 257,631 shares of common stock for issuance pursuant to the 2014 ESPP.  No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company’s stockholders.  Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2014 ESPP.  As of September 30, 2017 and 2016, there were 636,399 and 503,689 shares of common stock available for issuance pursuant to the 2014 ESPP.

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

For the years ended September 30, 2017, 2016 and 2015, the Company recorded stock-based compensation expense of $0.3 million, $0.3 million and $0.5 million and for the years ended September 30, 2017, 2016 and 2015 the Company issued 134,855, 126,471 and 119,465 shares of common stock to employees pursuant to the 2014 ESPP.

The fair value of the purchase rights granted under the 2014 ESPP for the offering periods beginning May 20, 2016, November 20, 2016 and May 20, 2017 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in the offering period using the following assumptions:

	As of
	September 30, 2017
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

Grant Price — 85% of the fair market value of the Company’s common stock on the first day of the offering period, or $3.22, $4.10 and $5.56 for the offering periods commencing May 20, 2016, November 20, 2016 and May 20, 2017.

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

Stock-Based Compensation Expense

Employee stock-based compensation expense for fiscal 2017, 2016 and 2015 is classified in the statements of operations and comprehensive loss as follows (in thousands):

	Year ended September 30,
	2017	2016	2015
Cost of product revenues	$392	$357	$344
Cost of contract research and development revenues	237	207	187
Research and development	693	672	540
General and administrative	2,340	2,199	1,643
Total stock-based compensation	$3,662	$3,435	$2,714

As of September 30, 2017, there was a total of $4.8 million of unrecognized employee compensation cost, net of estimated forfeitures, related to unvested stock-based awards under the Corium Plans, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.1 years.

13.  Product Recall Liability

In fiscal 2008 and fiscal 2010, Actavis, Inc. (“Actavis”) issued two voluntary recalls of certain lots and strengths of Fentanyl TDS manufactured by the Company and sold and distributed at that time by Actavis in the United States. The Company and Actavis negotiated financial settlements for these two recalls, and the Company accrued amounts related to these settlements in fiscal 2009 and 2011. These recall liabilities were subsequently reduced through various mechanisms per the terms of the settlement agreements.

In October 2012, the Company reached a revised settlement related to the two recalls, which provided for a total and combined remaining liability of $5.0 million as of the settlement date. The revised liability will be repaid through quarterly payments in arrears based on a percentage of the average of the total net revenues recorded by the Company in those prior periods related to Fentanyl TDS, and may be pre-paid by the Company in its discretion. These quarterly payments have been paid to Actavis since July 1, 2013.  In March 2015, the Company and Actavis mutually agreed to extend the provision for quarterly payments through April 1, 2019, and agreed that, to the extent that the revised settlement liability has not been fully repaid as of April 30, 2019, the remaining liability, if any, will be converted into the most recent form of capital stock issued by the Company in connection with a financing, at the price per share of that financing. The revised liability does not accrue interest.

The Company made settlement payments to Actavis of $0.4 million, $0.7 million and $0.7 million during fiscal 2017, 2016 and 2015. The outstanding balance of the recall liability was $1.9 million and $2.3 million as of September 30, 2017 and 2016.

14.  Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during fiscal 2017, 2016 and 2015 (in thousands, except share and per share data):

	Year Ended September 30,
	2017	2016	2015
Net loss attributable to common stockholders, basic and diluted	$(47,793)	$(36,703)	$(28,450)
Weighted average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,070,849	22,282,599	18,709,292
Net loss per share attributable to common stockholders, basic and diluted	$(1.64)	$(1.65)	$(1.52)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended September 30,
	2017	2016	2015
Stock options to purchase common stock	3,787,222	3,307,504	2,914,977
Unvested restricted stock unit awards	144,375	30,000	—
Shares authorized under the 2014 ESPP	636,399	503,689	372,529
Common stock warrants	51,386	51,386	51,386

15.  Income Taxes

The Company did not record a provision for federal income taxes for fiscal 2017, 2016 or 2015, due to its net operating losses in those periods. The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of net operating loss carryforwards and research and development tax credit carryforwards.

For purposes of federal income taxes, the Company operates in only one jurisdiction, the United States. The following table presents a reconciliation of the tax expense (benefit) computed at the statutory federal tax rate of 34% and the Company's tax expense (benefit) for the periods presented (in thousands):

	Year Ended September 30,
	2017	2016	2015
Income tax benefit — computed as 34% of pretax loss	$(16,247)	$(12,478)	$(9,672)
Effect of nondeductible expenses	670	607	551
State and local income tax expenses	5	1	1
Valuation allowance	17,273	13,634	9,614
Effect of tax credits and other	(1,057)	(1,136)	(256)
State deferred taxes	(646)	(644)	(238)
Other	9	19	3
Total	$7	$3	$3

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities as of September 30, 2017 and 2016 are as follows (in thousands):

	As of September 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$61,385	$46,686
Depreciation	726	1,142
Accrued expenses	1,570	942
Research and development tax credit	4,431	3,374
State deferred taxes	3,125	2,518
Other	2,870	2,367
Gross deferred tax assets	74,107	57,029
Valuation allowance	(74,077)	(56,804)
Net deferred tax assets	30	225
Deferred tax liabilities:
Other	(30)	(225)
Gross deferred tax liabilities	(30)	(225)
Net deferred tax liabilities	$—	$—

As of September 30, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of $181.5 million and $31.4 million. These net operating loss carryforwards will expire, if not utilized, beginning in 2026 and 2018 for federal and state income tax purposes.

Realization of deferred tax assets is dependent upon future taxable income, the existence and timing of which is uncertain. Based on the Company's history of losses, management has determined it cannot conclude that it is more likely than not that the deferred tax assets will be realized, and accordingly has placed a full valuation allowance on the net deferred tax assets. The valuation allowance increased by $17.3 million and $13.6 million in fiscal 2017 and 2016.

As of September 30, 2017, the Company had tax credit carryforwards of $4.4 million and $2.9 million available to reduce future taxable income, if any, for federal and California state income tax purposes. The federal tax credit carryforwards begin to expire in 2022, and California tax credit carryforwards have no expiration date.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize net operating losses and tax credit carryforwards may be significantly limited in the future as a result of such an ownership change.

The Company did not have any material unrecognized tax benefits (“UTBs”) as of September 30, 2017. The Company had UTBs of approximately $0.7 million and $0.2 million as of September 30, 2016 and 2015.  The following table summarizes the activity related to the UTBs (in thousands):

	As of September 30,
	2017	2016	2015

Beginning balance	$698	$226	$—
Increases related to current year tax provisions	—	—	—
Increases related to prior year tax provisions	—	472	226
Decreases related to prior year tax provisions	(698)	—	—
Ending balance	$—	$698	$226

It is the Company's policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, as necessary. There was no interest expense or penalties related to the UTBs recorded through September 30, 2017.

The Company files income tax returns in the U.S. federal jurisdiction as well as in various states. The tax years ending September 30, 2013 to September 30, 2016 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.

16.  Employee Benefit Plan

The Company has a defined-contribution retirement plan that allows for discretionary contributions from the Company. Contributions totaled $174,000, $148,000 and $101,000 for fiscal 2017, 2016 and 2015.

17.  Termination Charges

In June 2016, the Company approved and initiated a reduction in its workforce of employees and contractors to align resources with its current clinical development priorities. In particular, the reduction was implemented to maximize the Company’s ability to pursue its lead clinical program in Alzheimer’s disease, which is on an accelerated development pathway based on recent regulatory guidance. The reduction affected approximately 17% of the Company’s total workforce, including employees and contractors. In accordance with ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation - Nonretirement Postemployment Benefits, the Company recorded as expense $0.3 million for the year ended September 30, 2016, which represents one-time termination benefits, comprised principally of severance and benefit continuation costs. As of September 30, 2016, the Company recorded a liability of $0.1 million related to these termination costs, which reflects payments made for the year ended September 30, 2016 of $0.2 million. The balance of the liability was paid out in fiscal 2017.

18.  Segment and Enterprise-Wide Information

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

The Company's revenues are primarily derived from partners conducting their business involving the Company’s products and services primarily in North America and all long-lived assets are primarily located in the United States.

19.  Selected Quarterly Financial Data (Unaudited)

Selected quarterly results from operations for the years ended September 30, 2017 and 2016 are as follows (in thousands, except per share amounts):

	Fiscal 2017 Quarter Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Total revenue	$9,442	$8,109	$7,345	$6,968
Operating expenses	$20,384	$19,483	$16,377	$15,381
Net loss	$(12,943)	$(13,384)	$(11,037)	$(10,429)
Basic and diluted net loss per common share	$(0.36)	$(0.43)	$(0.42)	$(0.46)

	Fiscal 2016 Quarter Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Total revenue	$7,918	$10,606	$6,962	$7,537
Operating expenses	$15,259	$16,168	$15,533	$14,987
Net loss	$(9,327)	$(7,492)	$(10,484)	$(9,400)
Basic and diluted net loss per common share	$(0.42)	$(0.34)	$(0.47)	$(0.42)

* * * * *

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

Based on the evaluation of the effectiveness of the disclosure controls and procedures by our management as of September 30, 2017, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting is effective as of September 30, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

(c)Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Description of Document	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation	10‑Q	001‑36375	3.1	May 14, 2014
3.2	Restated Bylaws	10‑Q	001‑36375	3.2	May 14, 2014
4.1	Form of Common Stock Certificate.	S‑1	333‑194279	4.1	March 24, 2014
4.2	Investors’ Rights Agreement, dated September 20, 2007, by and among the Registrant and certain of its stockholders, as amended.	S‑1	333‑194279	4.2	March 24, 2014
10.1+	Form of Indemnity Agreement.	S‑1	333‑194279	10.1	March 24, 2014
10.2+	2002 Stock Option Plan and forms of award agreements.	S‑1	333‑194279	10.2	March 3, 2014
10.3+	2012 Equity Incentive Plan and forms of award agreements.	S‑1	333‑194279	10.3	March 3, 2014
10.4+	2014 Equity Incentive Plan and forms of award agreements thereunder.	S‑1	333‑194279	10.4	March 24, 2014
10.4(A)+	Additional form of restricted stock unit agreement under 2014 Equity Incentive Plan	10-Q	001‑36375	10.2	February 12, 2016
10.5+	2014 Employee Stock Purchase Plan	S‑1	333‑194279	10.5	March 24, 2014
10.6+	Offer Letter, accepted and agreed to on March 14, 2008, by and between the Registrant and Peter D. Staple.	S‑1	333‑194279	10.6	March 3, 2014
10.7+	Offer Letter, accepted and agreed to on August 28, 2012, by and between the Registrant and Robert S. Breuil.	S‑1	333‑194279	10.7	March 3, 2014
10.8+	Offer Letter, accepted and agreed to on April 14, 2015, by and between the Registrant and Joseph J. Sarret.	10-K	001‑36375	10.29	December 16, 2015
10.9+	Form of CEO Change in Control and Severance Agreement (CEO)					X
10.10+	Form of Change in Control and Severance Agreement (Other Executive)					X
10.11	Lease dated March 20, 2002, by and between the Registrant and Baker‑Wilcox L.L.C. (predecessor to Virtu Brunswick Associates, LLC, who is predecessor to CORE BKG GR4 LLC) as amended March 1, 2004, March 22, 2007, and July 13, 2012.	S‑1	333‑194279	10.9	March 3, 2014
10.12	Lease dated April 5, 2004, by and between the Registrant and Firco Associates, L.L.C. (predecessor to Virtu Brunswick Assocites, LLC, who is predecessor to CORE BKG GR4 LLC), as amended November 10, 2004, March 22, 2007, and July 1, 2012.	S‑1	333‑194279	10.10	March 3, 2014
10.13	Business Park Lease dated October 13, 2006, by and between the Registrant and David D. Bohannon Organization, as amended November 15, 2013.	S‑1	333‑194279	10.11	March 3, 2014
10.14	Amendment to Business Park Lease, by and between Registrant and David D. Bohannon Organization, dated July 19, 2014.	10‑Q	001‑36375	10.2	August 12, 2014

10.15	Amendment to Business Park Lease, by and between Registrant and David D. Bohannon Organization, dated September 9, 2015.	10-K	001‑36375	10.30	December 16, 2015
10.16	Lease dated April 30, 2012, by and between the Registrant and 4741 Talon Court L.L.C.	S‑1	333‑194279	10.12	March 3, 2014
10.17	Lease Amendment #1, by and between the Registrant and 4741 Talon Court L.L.C., dated May 10, 2016.	10-Q	001‑36375	10.2	May 13, 2016
10.18	Amended and Restated Term Loan Agreement dated November 14, 2014, by and among the Registrant and certain entities affiliated with CRG.	10‑K	001‑36375	10.27	December 15, 2015
10.19	Amendment Agreement No. 1 to Amended and Restated Term Loan Agreement by and among the Registrant and certain entities affiliated with CRG, dated November 11, 2015.	10-K	001‑36375	10.31	December 16, 2015
10.20	Amendment Agreement No. 2 to Amended and Restated Term Loan Agreement by and among the Registrant and certain entities affiliated with CRG, dated December 19, 2016.	10-K	001-36375	10.23	December 20, 2016
10.21†	Amended and Restated Settlement Agreement, dated November 6, 2012, by and between the Registrant and Actavis South Atlantic LLC.	S‑1	333‑194279	10.18	March 24, 2014
10.22†	Development, License and Commercialization Agreement, dated October 18, 2006, by and between the Registrant and Agile Therapeutics, Inc. as modified by the Addendum to the Development, License and Commercialization Agreement, dated January 10, 2012, by and between the Registrant and Agile Therapeutics, Inc. and Addendum No. 2 to Development, License and Commercialization Agreement, dated February 6, 2013, by and between the Registrant and Agile Therapeutics, Inc.	S‑1	333‑194279	10.19	March 24, 2014
10.23†	Development, Manufacturing and Commercialization Agreement, dated May 5, 2004, by and between the Registrant and Barr Laboratories, Inc., as amended by letter agreements dated September 8, 2009 and June 21, 2010.	S‑1	333‑194279	10.20	March 24, 2014
10.24†	License Agreement, dated June 13, 2005, by and between the Registrant and The Procter & Gamble Company.	S‑1	333‑194279	10.22	March 24, 2014
10.25	Fifth Amendment to License Agreement, by and between the Registrant and The Procter & Gamble Company, dated May 10, 2016.	10-Q	001‑36375	10.1	May 13, 2016

10.26†	Supply Agreement by and between the Registrant and The Procter & Gamble Manufacturing Company, dated as of May 1, 2017, as amended May 5, 2017	10-Q	001‑36375	10.1	August 11, 2017
10.27	Controlled Equity Offering Sales Agreement dated December 30, 2015	8-K	001‑36375	1.1	December 30, 2015
21.1	Subsidiaries of the Registrant.	S‑1	333‑194279	21.1	March 3, 2014
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes‑Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes‑Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on December 28, 2017.

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

Signature	Title	Date

/s/ Peter D. Staple	Chief Executive Officer and Director	December 28, 2017
Peter D. Staple	(Principal Executive Officer)

/s/ Robert S. Breuil	Chief Financial Officer (Principal Financial	December 28, 2017
Robert S. Breuil	Officer)

/s/ Timothy D. Sweemer	Chief Accounting Officer (Principal	December 28, 2017
Timothy D. Sweemer	Accounting Officer)

/s/ Eric Bjerkholt	Director	December 28, 2017
Eric Bjerkholt

/s/ Bhaskar Chaudhuri, Ph.D.	Director	December 28, 2017
Bhaskar Chaudhuri, Ph.D.

/s/ Ronald Eastman	Director	December 28, 2017
Ronald Eastman

/s/ Phyllis Gardner, M.D.	Director	December 28, 2017
Phyllis Gardner, M.D.

/s/ Ivan Gergel, M.D.	Director	December 28, 2017
Ivan Gergel, M.D.

/s/ Paul Goddard, Ph.D.	Director	December 28, 2017
Paul Goddard, Ph.D.

/s/ David Greenwood	Director	December 28, 2017
David Greenwood

/s/ Robert Thomas	Director	December 28, 2017
Robert Thomas