Form 10-Q
period 2017-12-31
Corium International, Inc.
filed 2018-02-12
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

As of February 8, 2018, there were approximately 36,123,945 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	As of December 31,	As of September 30,
	2017	2017

ASSETS
Current assets:
Cash and cash equivalents	$45,230	$57,466
Accounts receivable	4,856	4,641
Unbilled accounts receivable	407	169
Inventories	2,526	2,300
Prepaid expenses and other current assets	1,263	982
Total current assets	54,282	65,558
Property and equipment, net	12,922	12,176
Intangible assets, net	7,149	7,117
TOTAL ASSETS	$74,353	$84,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,712	$3,978
Accrued expenses and other current liabilities	4,132	6,411
Long-term debt, current portion	26,298	13,172
Recall liability, current portion	221	114
Deferred contract revenues, current portion	390	626
Total current liabilities	38,753	24,301
Long-term debt, net of current portion	25,994	39,027
Recall liability, net of current portion	1,698	1,811
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	69,945	68,639
Commitments and contingencies
Stockholders’ equity:
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 36,117,913 and 36,004,602 shares issued and outstanding as of December 31, 2017 and September 30, 2017	36	36
Additional paid-in capital	232,945	231,457
Accumulated deficit	(228,573)	(215,281)
Total stockholders’ equity	4,408	16,212
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,353	$84,851

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,
	2017	2016
Revenues:
Product revenues	$5,921	$5,738
Contract research and development revenues	3,154	963
Other revenues	240	267
Total revenues	9,315	6,968
Costs and operating expenses:
Cost of product revenues	3,284	4,081
Cost of contract research and development revenues	3,605	2,120
Research and development expenses	10,238	5,998
General and administrative expenses	3,300	3,005
Amortization of intangible assets	177	177
Total costs and operating expenses	20,604	15,381
Loss from operations	(11,289)	(8,413)
Interest income	122	28
Interest expense	(2,123)	(2,042)
Loss before income taxes	(13,290)	(10,427)
Income tax expense	2	2
Net loss and comprehensive loss	$(13,292)	$(10,429)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.46)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,073,008	22,453,172

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

Condensed Statement of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - September 30, 2017	36,004,602	$36	$231,457	$(215,281)	$16,212
Issuance of common stock under Employee Stock Purchase Plan	64,547	—	213	—	213
Issuance of common stock upon exercise of stock options	48,764	—	140	—	140
Stock-based compensation expense	—	—	1,135	—	1,135
Net loss and comprehensive loss	—	—	—	(13,292)	(13,292)
Balance - December 31, 2017	36,117,913	$36	$232,945	$(228,573)	$4,408

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(13,292)	$(10,429)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	225	318
Amortization of intangible assets	177	177
Noncash amortized debt issuance costs on long-term debt and capital leases	100	68
Noncash amortized discount on long-term debt and capital leases	4	4
Stock-based compensation expense	1,135	870
Issuance of payment-in-kind notes in lieu of cash interest payments	—	458
Changes in operating assets and liabilities:
Accounts receivable	(215)	2,172
Unbilled accounts receivable	(238)	(211)
Inventories	(226)	492
Prepaid expenses and other current assets	(281)	(94)
Accounts payable	3,415	1,053
Accrued expenses and other current liabilities	(2,279)	(742)
Deferred contract revenues	(236)	(67)
Recall liability	(6)	(144)
Net cash used by operating activities	(11,717)	(6,075)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(652)	(827)
Payments for patents and licensing rights	(209)	(212)
Net cash used by investing activities	(861)	(1,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(11)	(19)
Principal payments on capital lease obligations	—	(73)
Proceeds from exercise of stock options	140	222
Proceeds from issuance of common stock under Employee Stock Purchase Plan	213	226
Net cash provided by financing activities	342	356
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,236)	(6,758)
CASH AND CASH EQUIVALENTS — Beginning of period	57,466	39,833
CASH AND CASH EQUIVALENTS — End of period	$45,230	$33,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,020	$1,512
Cash paid for income taxes	$—	$1
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$349	$219
Unpaid transaction costs associated with issuance of long-term debt	$—	$544

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of December 31, 2017, statements of operations and comprehensive loss for the three months ended December 31, 2017 and 2016, statement of stockholders’ equity for the three months ended December 31, 2017, and statements of cash flows for the three months ended December 31, 2017 and 2016 are all unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2017, its results of operations for the three months ended December 31, 2017 and 2016, and its cash flows for the three months ended December 31, 2017 and 2016. The financial data and the other financial information contained in these notes to the financial statements related to the three-month periods are also unaudited. The results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the year ending September 30, 2018 or for any future annual or interim period. The balance sheet as of September 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and the related notes thereto for the year ended September 30, 2017 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on December 29, 2017.

There have been no material changes to the significant accounting policies or recent accounting pronouncements previously disclosed in the Company’s audited financial statements for the year ended September 30, 2017.

Liquidity

With the exception of fiscal 2013, the Company has incurred losses from operations since fiscal 2006 and has an accumulated deficit of $228.6 million as of December 31, 2017. The Company has financed its operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

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

The Company is currently in compliance with the covenants under the Company’s term loan agreement with CRG, a structured debt and equity investment management firm. However, the Company anticipates that, based on its current operating plan for products and services currently under contract, and without securing additional sources of external funding, its current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through the next 12 months. Additionally, the Company anticipates that these revenues will not be sufficient to maintain compliance with the minimum annual revenue covenant of $50.0 million for the 12 months ending June 30, 2018. Failure to meet either covenant would be considered an event of default on the Company’s debt obligation, and could result in the acceleration of the Company’s existing indebtedness, causing the outstanding principal of approximately $52.5 million, plus an early prepayment premium and an additional fee, to be immediately due and payable to CRG. As of December 31, 2017, the prepayment premium was 7.5% and the additional fee was 1.0%. Effective January 1, 2018, the prepayment premium was 3.25%. The Company may not have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed financial statements as of December 31, 2017 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to secure new sources of revenue, obtain additional equity and/or debt financing or refinancing, generate operating efficiencies, reduce expenditures and amend or obtain a waiver on the financial covenants of the existing term loan agreement with CRG.  The unaudited condensed financial statements as of December 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended December 31, 2017, three partners accounted for 98% of the Company’s revenues and three partners accounted for 97% of accounts receivable as of December 31, 2017. For the three months ended December 31, 2016, three partners accounted for 93% of the Company’s revenues. As of September 30, 2017, three partners accounted for 88% of accounts receivable.

Comprehensive Income (Loss)

For the three months ended December 31, 2017 and 2016, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

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

The Company anticipates adopting the new revenue recognition standard on the effective date of October 1, 2018, utilizing the modified retrospective method. The Company is in the process of evaluating the impact the adoption of this standard will have on its financial statements and has performed an initial review of its major contracts with partners.  Based on the initial reviews, the Company believes the adoption of the new standard will not have a significant quantitative impact on product revenues, as the timing of revenue recognition for product sales, profit sharing and royalties is not expected to significantly change.  For the Company’s collaboration and partner arrangements, the consideration the Company is eligible to receive under these arrangements typically consists of nonrefundable upfront payments, reimbursement of research and development costs and milestone payments.  The Company believes the adoption of the new standard will not have a significant quantitative impact on the revenue recognition of the reimbursement of research and development costs as the timing of the revenue recognition is not expected to significantly change.  The Company continues to review the impact that this new standard will have on the timing of recognition for nonrefundable upfront payments and milestone payments as well as on its financial statement disclosures and has not made a determination on the impact to its financial statements. The Company is evaluating changes to its accounting processes, internal controls and disclosures to support the new standard.

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU applies to inventory that is measured using first-in, first-out or average cost.  Inventory within the scope of this update is required to be recorded at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.  This ASU is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim periods thereafter; early adoption is permitted.  The Company adopted the provision of this ASU effective October 1, 2017 and the adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company is evaluating the effect that this ASU will have on the Company’s future financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies U.S. GAAP by requiring, among other things, the following: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes as a financing activity in the statement of cash flows. The Company adopted the provisions of this ASU effective October 1, 2017. The Company has elected to continue to estimate expected forfeitures and the adoption of the remaining provisions in the ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting”.  This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification, and provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following conditions are met:

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

This ASU is effective for annual periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s future financial position, results of operations or cash flows.

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

Level II —Inputs that are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level III —Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

The Company did not have any transfers between Levels I, II and III of the fair value hierarchy during the three months ended December 31, 2017.  The Company’s policy is to determine the need for transfers between levels at the end of the reporting period when circumstances in the underlying valuation criteria are evaluated for changes requiring transfer between levels.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of December 31, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$45,424	$—	$—	$45,424

	As of September 30, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$57,928	$—	$—	$57,928

The Company did not have Level III liabilities as of December 31, 2017 and September 30, 2017.

The carrying values of the Company’s long-term debt reflects the principal amount, adjusted for any unamortized debt issuance costs and discount. The following financial liabilities have carrying values which differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (in thousands):

	As of December 31, 2017
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$52,292	$55,350	$3,058

	As of September 30, 2017
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$52,199	$55,888	$3,689

3.  Inventories

Inventories consist of the following (in thousands):

	As of December 31,	As of September 30,
	2017	2017
Raw materials	$1,760	$1,683
Work in process	479	264
Finished goods	287	353
Total inventories	$2,526	$2,300

4. Long-Term Debt

Outstanding long-term debt consists of the following (dollars in thousands):

	As of December 31,	As of September 30,
	2017	2017
Term loan agreement expiring June 30, 2019, less unamortized issuance costs of $597 and $697 and unamortized discount of $23 and $27 as of December 31, 2017 and September 30, 2017. See terms of the agreement below.	$51,883	$51,779
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	409	420
Total	52,292	52,199
Less current portion	26,298	13,172
Long-term portion	$25,994	$39,027

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

As of December 31, 2017 and September 30, 2017, the Company had converted $7.5 million of interest into PIK notes, each of which added to the then-outstanding principal, and is included in the principal balances shown as of those dates. As of December 31, 2017, the principal amount outstanding under the term loan agreement, including all PIK notes, was $52.5 million. From January 1, 2018 through December 31, 2018, the prepayment premium will be equal to 3.25% of the aggregate value of the principal and PIK notes outstanding at the time of prepayment.  For prepayments on or after January 1, 2019, there is no prepayment premium.

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

5.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended December 31,
	2017	2016
Mayne	$2,032	$1,407
Par	—	363
P&G	4,815	4,021
Agile	2,323	1,078
Other	145	99
Total revenues	$9,315	$6,968

Included in total revenues above is profit sharing, which totaled $0.3 million for the three months ended December 31, 2017, compared to $0.4 million for the corresponding period in fiscal 2017.

6.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions occurring from fiscal 2008 through fiscal 2013. The warrants were recorded as equity instruments at the date of their issuances based on the terms of the warrants.

As of December 31, 2017 and September 30, 2017, warrants to purchase 51,386 shares of common stock were outstanding, with a weighted average exercise price of $9.26 per share. All of the common stock warrants are exercisable at any time up to ten years from issuance. These warrants expire at various dates between December 2020 and November 2021. The fair value of these warrants was recorded in stockholders’ equity upon issuance.

7.  Convertible Preferred Stock, Common Stock and Stockholders' Equity

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of December 31, 2017 and September 30, 2017 with a par value of $0.001 per share. No preferred stock was outstanding as of those dates.

Common Stock

The Company was authorized to issue up to 150.0 million shares of common stock as of December 31, 2017 and September 30, 2017 with a par value of $0.001 per share. As of December 31, 2017, there were 36,117,913 shares of common stock outstanding and as of September 30, 2017, there were 36,004,602 shares of common stock outstanding.

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

8.  Stock-Based Compensation

Equity Incentive Plans

As of December 31, 2017 and September 30, 2017, the Company had three equity incentive plans, all of which are sponsored by the Company. On March 19, 2014, the Company’s board of directors approved the adoption of the 2014 Equity Incentive Plan (the "2014 Plan"), which is the only plan under which the Company can grant new awards. Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which was adopted in November 2012 and was replaced by the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees (including officers), non-employee directors and consultants of the Company. The Company also sponsored the 2002 Stock Option Plan that expired in 2012. The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan will be automatically increased by 4% of the number of shares of common stock outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 10, 2017 and January 11, 2016, the Company’s board of directors authorized an increase of 902,298 and 888,776 shares to be added to the total number of shares of common stock issuable under the 2014 Plan. As of December 31, 2017 and September 30, 2017, the Company had reserved 5,012,065 and 5,060,829 shares of common stock for issuance pursuant to the 2014 Plan. As of December 31, 2017 and September 30, 2017, the Company had 258,964 and 1,129,232 shares of common stock available for issuance pursuant to the 2014 Plan.

Stock Options

The exercise price of each stock option granted under the Corium Plans is required to be no less than the fair market value of the Company’s common stock on the date of the grant. The maximum term of stock options granted under the Corium Plans is ten years and the vesting period is typically four years.

A summary of stock option activity under the Corium Plans during the three months ended December 31, 2017 is as follows:

		Weighted	Weighted Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Life (Years)	(In thousands)
Balance - September 30, 2017	3,787,222	$4.85	6.84	$23,819
Options granted	803,650	$11.59
Options exercised	(48,764)	$2.87
Options forfeited / cancelled	(2,937)	$5.02
Options expired	(445)	$2.22
Balance - December 31, 2017	4,538,726	$6.06	7.23	$18,060

Options exercisable - December 31, 2017	2,739,351	$4.54	6.04	$14,137

Options vested and expected to vest - December 31, 2017	4,362,537	$5.96	7.15	$17,690

All outstanding stock options under the Corium Plans as of December 31, 2017 have an exercise price between $2.12 and $14.12 per share.

The weighted-average fair value of the stock options granted for the three months ended December 31, 2017 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	December 31, 2017
Expected term (in years)	5.27	-	6.57
Risk-free interest rate	2.08%	-	2.24%
Expected volatility	68%	-	73%
Expected dividend rate		0%

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

Expected Volatility — Because the Company has insufficient information on the volatility of its common stock due to limited historical data regarding the volatility of its common stock, the expected volatility used is based on the volatility of a group of comparable publicly-traded companies. In evaluating comparability, the Company considered factors such as industry, stage of life cycle and size. The Company will continue to analyze the historical stock price volatility and term assumptions as more historical data for the Company's common stock becomes available.

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

A summary of restricted stock unit award activity under the Corium Plans during the three months ended December 31, 2017 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested - September 30, 2017	144,375	$6.44
Granted	70,000	$11.59
Vested and released	—	$—
Forfeited	—	$—
Nonvested - December 31, 2017	214,375	$8.12

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

On January 1 of each year during the ten-year term of the plan, the number of shares issuable under the 2014 ESPP will be automatically increased by 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 10, 2017 and January 11, 2016, the Company’s board of directors reserved an additional 267,565 and 257,631 shares of common stock for issuance pursuant to the 2014 ESPP. No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company's stockholders. Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2014 ESPP. As of December 31, 2017 and September 30, 2017, there were 571,852 and 636,399 shares of common stock available for issuance pursuant to the 2014 ESPP.

For the three months ended December 31, 2017, the Company recorded stock-based compensation expense related to the 2014 ESPP of $46,000, compared to $94,000 for the corresponding period in fiscal 2017. For the three months ended December 31, 2017 and 2016, the Company issued 64,547 and 69,886 shares of common stock to employees pursuant to the 2014 ESPP.

The fair value of the purchase rights granted under the 2014 ESPP for the offering periods beginning May 20, 2016, November 20, 2016, May 20, 2017 and November 20, 2017 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in the offering period using the following assumptions:

	As of
	December 31, 2017
Fair value of common stock	$3.79	–	$10.95
Grant price	$3.22	–	$9.31
Expected term (in years)	0.50	–	2.00
Expected volatility	56%	–	87%
Risk-free interest rate	0.89%	–	1.77%
Expected dividend rate		0%

Fair Value of Common Stock — The fair market value of the Company’s common stock on the first day of each offering period, or $3.79, $4.82, $6.54, and $10.95 for the offering periods commencing May 20, 2016, November 20, 2016, May 20, 2017 and November 20, 2017.

Grant Price — 85% of the fair market value of the Company’s common stock on the first day of the offering period, or $3.22, $4.10, $5.56, and $9.31 for the offering periods commencing May 20, 2016, November 20, 2016, May 20, 2017 and November 20, 2017.

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

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three months ended December 31, 2017 and 2016 is classified in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended December 31,
	2017	2016
Cost of product revenues	$109	$102
Cost of contract research and development revenues	81	51
Research and development	220	151
General and administrative	725	566
Total stock-based compensation	$1,135	$870

As of December 31, 2017, there was a total of $9.8 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards under the Corium Plans, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.9 years.

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

During the three months ended December 31, 2017, the Company made an immaterial amount of settlement payments to Actavis compared to $0.1 million for the corresponding period in fiscal 2017. The outstanding balance of the recall liability was $1.9 million as of December 31, 2017 and September 30, 2017.

10.  Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during the three months ended December 31, 2017 and 2016 (in thousands, except share and per share data):

	Three Months Ended
	December 31,
	2017	2016
Basic and diluted net loss per share
Net loss attributable to common stockholders, basic and diluted	$(13,292)	$(10,429)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,073,008	22,453,172
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.46)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended
	December 31,
	2017	2016
Stock options to purchase common stock	4,538,726	4,037,737
Unvested restricted stock unit awards	214,375	110,000
Shares authorized under the 2014 ESPP	571,852	433,803
Common stock warrants	51,386	51,386

11.  Income Taxes

The Company did not record a provision for Federal income taxes for the three months ended December 31, 2017 because it expects to generate a net operating loss for the year ending September 30, 2018. The income tax expense of $2,000 for both the three months ended December 31, 2017 and 2016 represents minimum statutory payments due in the states in which the Company is subject to taxation. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code and will affect the Company’s fiscal year ending September 31, 2018, including, but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and limitations on net operating losses (“NOLs”) generated after December 31, 2017. Section 15 of the Internal Revenue Code stipulates that the Company’s fiscal year ending September 31, 2018 will have a blended corporate tax rate of 24.53 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

The Company’s analysis of the impact of the Tax Act is incomplete, and the Company was not able to make reasonable estimates of the effects as of December 31, 2017.  Therefore, the Company has not recorded any provisional adjustments.  The Company expects the Tax Act will result in a decline in deferred tax assets as a result of the lower U.S. corporate tax rate, however, due to the existence of a full valuation allowance the impact on income tax expense will likely be immaterial.

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

13. Subsequent Events

On January 16, 2018, pursuant to the provisions of the 2014 Plan and the ESPP Plan, the board of directors authorized and approved the registration of 1,444,716 additional shares of the Company’s common stock subject to issuance by the Company under the 2014 Plan and 409,224 additional shares of the Company’s common stock subject to issuance by the Company under the 2014 ESPP.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the (1) unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2017 included in the Annual Report on Form 10-K filed with SEC on December 29, 2017. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “seek” and similar expressions or variations. Such forward‑looking statements may include, but are not limited to, our plans and strategy for our business, and are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward‑looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Our fiscal year ends September 30. Throughout this discussion and analysis, references to “fiscal,” “fiscal year” or “fiscal years” refer to years ended September 30.

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

In August 2016, Mayne acquired the commercial rights to the Clonidine Transdermal Delivery System, or Clonidine TDS, and the product-related agreements from Teva Pharmaceuticals USA, Inc., or Teva, as a result of a Federal Trade Commission, or FTC, consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc, or Allergan. Mayne currently sells Clonidine TDS throughout the United States. Development of the product commenced in 2004, and it was commercially launched in 2010 by Teva.

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

In addition to commercialized products, we have a number of product candidates in late stages of development. One of these products is Twirla®, which is an investigational combination hormonal contraceptive transdermal patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives over seven days. Twirla incorporates the proprietary SkinFusion® adhesive technology designed by Agile. We are the exclusive manufacturer of this product for Agile.

In January 2017, Agile announced top-line data from a completed Phase 3 clinical trial. Agile had initiated this trial after receipt of a Complete Response Letter, or CRL, from the FDA in February 2013 in response to Agile’s previous New Drug Application, or NDA, filing in April 2012. As recommended by the FDA in the February 2013 CRL, Agile conducted a third Phase 3 clinical trial which was completed in 2016. In June 2017, Agile resubmitted its NDA with the results of the additional Phase 3 clinical trial and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review.  Agile’s Prescription Drug User Fee Act, or PDUFA, goal date for this resubmission was December 26, 2017.  On December 22, 2017, Agile disclosed that the FDA had issued a CRL in response to the resubmission of their NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile further disclosed that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that observations noted during an FDA inspection of our facility must be resolved.  The CRL also recommended that Agile address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates. Agile disclosed that they had submitted an amendment to their NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality adhesion test methods cited in the CRL, and further disclosed that while the CRL acknowledged receipt of the Agile NDA amendment, the FDA stated that the amendment had not been reviewed prior to the FDA's issuance of the CRL.  In addition, on November 20, 2017 and December 1, 2017, we provided responses to the FDA addressing each of the observations made during the FDA's facility inspection.

Agile has also disclosed that it intends to request a meeting with the FDA as soon as possible to discuss the points raised in the CRL and to establish a path to approval for Twirla. We are working closely with Agile to address the non-clinical issues raised in the CRL as quickly as possible.

In addition to our partnered products, we are developing several Corium-funded products utilizing our Corplex technology, some of which we advanced into human clinical trials during 2015 and 2016. Our two lead central nervous system product candidates are for the transdermal treatment of Alzheimer’s disease and incorporate the two most commonly-prescribed drugs already approved by the FDA for this disease: donepezil and memantine.

Our donepezil and memantine product candidates first entered into Phase 1 clinical trials in the fourth fiscal quarter of 2015, and we announced positive results for several donepezil and memantine clinical trials in fiscal 2016. In April 2016, we received positive feedback from the FDA on our pre-Investigational New Drug, or pre-IND, submission that outlined our proposed 505(b)(2) regulatory pathway for Corplex Donepezil based on a demonstration of bioequivalence. Specifically, the FDA advised us that if we can adequately demonstrate bioequivalence, or BE, between Corplex Donepezil and oral Aricept in our planned bioequivalence studies, additional clinical efficacy studies would not be required. Bioequivalence clinical studies are designed to assess the biological equivalence of pharmaceutical products based on their PK profiles, and are generally performed in healthy subjects. These studies are relatively short in duration and provide a development path that is generally less costly and more streamlined than typical clinical development programs, which require studies demonstrating safety and efficacy in patients with the disease.

Additionally, in August 2016, after review of our pre-IND submission of Corplex Memantine, the FDA concurred with our development plans for this product, including our proposal for a pivotal study based on the demonstration of bioequivalence between the Corplex Memantine and oral Namenda XR® extended release capsules.

In the fourth calendar quarter of fiscal 2016, we initiated our pilot bioequivalence study for Corplex Donepezil, and we completed the study in April 2017. The pilot bioequivalence study was a six-month, three-period, randomized crossover study comparing the steady-state pharmacokinetic profiles of once-daily oral Aricept with two Corplex Donepezil transdermal patches that differed only in size. Based on the results of our earlier one-week Phase 1 PK study comparing Corplex Donepezil with oral Aricept®, we projected that the maximum plasma concentration, or Cmax, and the area under the curve, or AUC, of plasma concentration of donepezil with the Corplex patch over the course of a week, at steady state, would be similar to the same measurements of oral Aricept. Data from the pilot BE study demonstrated that the smaller of the two Corplex Donepezil product candidates successfully met the statistical criteria for bioequivalence to oral Aricept based on the primary PK parameters of Cmax at steady state and AUC at steady state that has been previously established with the FDA. Both Corplex transdermal treatments were well tolerated, with favorable adhesion, skin safety and gastrointestinal side effect profiles after application of over 500 patches in the course of the study. For example, the incidence of treatment-related nausea in subjects on the smaller patch was more than six-fold lower than the incidence of nausea with oral Aricept®. In August 2017, we held an end of Phase 2 meeting with the FDA in which we reviewed the results from the pilot BE study. The FDA confirmed the choice of PK parameters and statistical testing approaches for the BE study and also confirmed our design of the planned supportive studies and other requirements for product registration. The FDA also indicated that it would consider whether the pilot study could serve as the pivotal study and we have provided additional data requested by the FDA for this purpose. However, since we are uncertain as to the length or outcome of that review, we initiated dosing of our pivotal BE study for Corplex Donepezil in October 2017.  The design of the pivotal BE study is similar to the pilot study and is a single center, randomized, multiple dose, two-way crossover study in healthy volunteers, conducted at the same site as the pilot BE study.  Dosing in the first treatment period was completed in December 2017 and dosing in the second treatment period commenced in January 2018, with topline results expected in the second quarter of calendar 2018.  We are targeting submission of a Section 505(b)(2) NDA for this product candidate in the fourth quarter of calendar 2018.

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

Components of Statements of Operations

Revenues

During the three months ended December 31, 2017 and 2016, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues —Product revenues consist of product sales to our partners and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues during the three months ended December 31, 2017 and 2016.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products we manufactured and shipped to Mayne, along with profit sharing from the net profits earned by Mayne on their sales of the product. For the three months ended December 31, 2017, product revenues related to Clonidine TDS decreased, compared to the same period in fiscal 2017 due to increased competition resulting in fewer units shipped, and lower profit sharing earned as Mayne’s market share and pricing both declined. Although we expect that our product revenues from Clonidine TDS in fiscal 2018 will be higher than fiscal 2017 revenues, product revenues beyond 2018 could be again adversely impacted by the increased competition experienced in fiscal 2017.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products we manufactured and shipped to Mayne and Par, a wholly-owned subsidiary of Endo Pharmaceuticals, or Endo. Product revenues related to Fentanyl TDS increased for the three months ended December 31, 2017, compared to the same period in fiscal 2017, as a result of increased units shipped. In March 2017, Mayne acquired the product from Par, and although orders and forecasts have increased since Mayne acquired the product, we expect that our product revenues from Fentanyl TDS in fiscal 2018 will be lower than fiscal 2017 as a result of continued competition.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues increased for the three months ended December 31, 2017, compared to the same period in fiscal 2017, as a result of increased global demand for the current products. We expect product revenues from P&G to be higher in fiscal 2018, compared to fiscal 2017, as demand is expected to continue to increase.  We have effectively reached the limits of our current production capacity for Crest Whitestrips, but expect to complete the expansion of our capacity to meet the growing demand by the second half of fiscal 2018.

Contract Research and Development Revenues —We also generate revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Contract research and development revenues increased for the three months ended December 31, 2017, compared to the same period in fiscal 2017, due primarily to increased development activities related to Twirla.  Given Agile’s recent guidance on the potential timeline needed to address the FDA’s concerns regarding the approval of the NDA for Twirla, we currently expect that our revenues from contract research and development in fiscal 2018 will be similar to those of fiscal 2017.

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

General and Administrative Expenses — General and administrative expenses consist primarily of personnel costs, including stock-based compensation, for employees in our administration, finance, business development, human resources and information technology functions. Other expenses include professional fees for accounting and legal services, and costs of consultants and other outside services. We expect that our general and administrative expenses will increase with growth in our revenues, increasing compliance activities related to the Sarbanes-Oxley Act, and the continued development of our product pipeline.

Interest Income— Interest income consists primarily of interest earned on our cash and cash equivalents balances.

Interest Expense— Interest expense consists primarily of the interest charges associated with our long-term debt and our capital lease obligations. The majority of our interest expense associated with the CRG term loan is paid periodically in cash, except when an allowable portion of the interest due is converted at our election into payment-in-kind, or PIK, notes. Commencing in September 2017, we began paying all of the quarterly interest due on the CRG term loan in cash. For further discussion, see “Liquidity and Capital Resources—Description of Certain Indebtedness.”

Results of Operations

Comparison of the Three Months Ended December 31, 2017 and 2016

	Three Months
	Ended December 31,		Change
(In thousands, except percentages)	2017	2016	$	%
Revenues:
Product revenues	$5,921	$5,738	$183	3%
Contract research and development revenues	3,154	963	2,191	228
Other revenues	240	267	(27)	(10)
Total revenues	9,315	6,968	2,347	34
Costs and operating expenses:
Cost of product revenues	3,284	4,081	(797)	(20)
Cost of contract research and development revenues	3,605	2,120	1,485	70
Research and development expenses	10,238	5,998	4,240	71
General and administrative expenses	3,300	3,005	295	10
Amortization of intangible assets	177	177	—	—
Total costs and operating expenses	20,604	15,381	5,223	34
Loss from operations	(11,289)	(8,413)	(2,876)	(34)
Interest income	122	28	94	336
Interest expense	(2,123)	(2,042)	(81)	(4)
Loss before income taxes	(13,290)	(10,427)	(2,863)	(27)
Income tax expense	2	2	—	—
Net loss and comprehensive loss	$(13,292)	$(10,429)	$(2,863)	(27)%

Revenues

Product revenues increased $0.2 million, or 3%, for the three months ended December 31, 2017 compared to the same period in fiscal 2017. The increase was primarily driven by a $0.6 million increase in revenues from Crest Whitestrips due to increased global demand for these products and a $0.2 million increase in revenues from Fentanyl TDS due to an increase in the number of units shipped. The increases were partially offset by a $0.6 million decrease in revenues from Clonidine TDS due primarily to fewer units shipped and lower profit-sharing earned as our partner’s market share and pricing both declined.

Contract research and development revenues increased $2.2 million, or 228%, for the three months ended December 31, 2017 compared to the same period in fiscal 2017. This increase was driven by a $1.2 million increase in revenues related to expanded development activities for Twirla in support of the regulatory filing and anticipated commercialization of the product, a $0.5 million increase in revenues related to a late-stage partnered development program, a $0.2 million increase in revenues related to P&G development activities and a $0.1 million increase in revenues related to our co-development programs.

Cost of Product Revenues

Cost of product revenues decreased $0.8 million, or 20%, for the three months ended December 31, 2017 compared to the same period in fiscal 2017, primarily as a result of fewer units of Clonidine TDS shipped for the three months ended December 31, 2017. While product revenues increased by 3%, cost of product revenues decreased by 20% primarily related to changes in our product mix between the periods.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $1.5 million, or 70%, for the three months ended December 31, 2017 compared to the same period in fiscal 2017, primarily as a result of a $1.3 million increase in costs related to the Twirla program, as development activities shifted to support of the regulatory filing and anticipated commercialization of the product, a $0.5 million increase in costs related to a late-stage partnered development program, and a $0.2 million increase in costs related to a partnered contract feasibility program. These increases were partially offset by a $0.6 million decrease in costs related to a co-development program, based on completion of certain development stages during fiscal 2017.

While cost of contract research and development revenues increased 70% for the three months ended December 31, 2017 compared to the same period in fiscal 2017, contract research and development revenues increased by 228%. Although overall loses on our partner contract research and development programs decreased significantly, this was primarily the result of the timing of project activities and corresponding milestone payments for one of our co-development programs during this period compared to the same period in fiscal 2017.

Research and Development Expenses

Research and development expenses increased $4.2 million, or 71%, for the three months ended December 31, 2017 compared to the same period in fiscal 2017, driven primarily by a $3.8 million increase in expense for our lead Alzheimer’s program, Corplex Donepezil, as we initiated the pivotal BE study and supportive clinical studies in the first quarter of fiscal 2018, and a $0.9 million increase in expense for preclinical development work on proprietary feasibility programs. This increased investment was partially offset by a $0.6 million decrease in expense for our other proprietary programs as we prioritized Corplex Donepezil ahead of our other self-funded programs.

General and Administrative Expenses

General and administrative expenses increased $0.3 million, or 10%, for the three months ended December 31, 2017 compared to the same period in fiscal 2017, primarily as a result of an increase of $0.2 million in stock-based compensation expense.

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006 and have an accumulated deficit of $228.6 million as of December 31, 2017. We have financed our operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

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

We are currently in compliance with the covenants under our term loan agreement with CRG, a structured debt and equity investment management firm. However, we anticipate that, based on our current operating plan for products and services currently under contract, and without securing additional sources of external funding, our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through the next 12 months. Additionally, we anticipate that our revenues will not be sufficient to maintain compliance with the minimum annual revenue covenant of $50.0 million for the 12 months ending June 30, 2018. Failure to meet either covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $52.5 million, plus an early prepayment premium and an additional fee, to be immediately due and payable to CRG. As of December 31, 2017, the prepayment premium was 7.5% and the additional fee was 1.0%. Effective January 1, 2018, the prepayment premium was 3.25% and the additional fee remains at 1.0%. We may not have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

The unaudited condensed financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our ability to continue as a going concern is dependent upon our uncertain ability to secure new sources of revenue, obtain additional equity and/or debt financing or refinancing, generate operating efficiencies, reduce expenditures and amend or obtain a waiver of the financial covenants of the existing term loan agreement with CRG. The unaudited condensed financial statements as of December 31, 2017 do not include any adjustments that might result from the outcome of this uncertainty.

Description of Certain Indebtedness — We have several credit facilities under which we have borrowed funds, including a term loan with CRG, and notes payable with lessors for tenant improvements to our leased facilities.  As of December 31, 2017, we were in compliance with all covenants under each of these credit facilities.

Our term loan agreement with CRG was amended in November 2014 to increase the principal amount of the term loan from $35.0 million to $45.0 million, excluding all then-current and future PIK notes.  The amended agreement extended the interest-only period to June 30, 2018, and continues to require that cash interest be paid quarterly at a simple annual rate of 15%, while continuing to permit us to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal, including all then-outstanding PIK notes, into additional PIK notes. This PIK note option applies to all interest due on or prior to June 30, 2018.  Commencing on September 30, 2018, all then-outstanding principal, including the PIK notes, must be repaid quarterly in four equal installments, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. The agreement has financial covenants, including a minimum annual revenues requirement and a minimum liquidity requirement. On November 11, 2015, the term loan agreement was further amended to modify the minimum annual revenue covenant (beginning with the 12 months ended June 30, 2016) and the minimum liquidity covenant. On December 19, 2016, we and CRG entered into an Amendment Agreement No. 2, or CRG Amendment #2, to amend our term loan agreement with CRG. Pursuant to the CRG Amendment #2, we and CRG agreed to amend the minimum annual revenue covenant for the twelve month period ended June 30, 2017 such that we would be required to have revenues of at least $25.0 million for that period in exchange for a fee equal to 1.0% of the aggregate principal amount of all loans and PIKs advanced by CRG to us under the term loan agreement. This fee will be due upon the loan maturity date of June 30, 2019 or upon the earlier acceleration of the loan pursuant to its terms. Based on the current loan balance and projected PIK borrowings, this fee is expected to be approximately $0.5 million. We have been in continuous compliance with all of our CRG financial covenants since the inception of the loan.

As of December 31, 2017, the principal amount outstanding under the term loan agreement, including all PIK notes, was $52.5 million. The amounts outstanding under the term loan agreement are collateralized by all of our assets and the agreement provides for an early prepayment premium, which starting January 1, 2018 is equal to 3.25% of the principal amount outstanding at the time of early prepayment, if we choose to repay principal prior to June 30, 2018, or upon other specified events, including a change of control.

We also have other credit facilities under which we have borrowed funds, including notes payable to lessors for tenant improvements made to leased facilities. For further details, see Note 7 to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which was filed with the SEC on December 29, 2017.

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production and development of their products. This reduces our need for financing and lowers the manufacturing cost of these products for these partners, but generally limits our ability to use this equipment for our own or other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended December 31,
	2017	2016
Cash used by operating activities	$(11,717)	$(6,075)
Cash used by investing activities	(861)	(1,039)
Cash provided by financing activities	342	356

Cash Flows from Operating Activities  — Cash used by operating activities for the three months ended December 31, 2017 was $11.7 million, primarily driven by our net loss of $13.3 million, as we continued to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $1.6 million, were all consistent with normal operations. The immaterial change in cash due to changes in operating assets and liabilities as of December 31, 2017 compared to their balances as of September 30, 2017 was the result of offsetting sources and uses of cash, including:

•

a $2.3 million use of cash from a decrease in accrued expenses and other current assets resulting primarily from decreases in accrued incentive compensation as a result of payments made during the three months ended December 31, 2017;

•	a $0.3 million use of cash from an increase in prepaid expenses and other current assets, primarily related to prepaid costs associated with the potential refinancing of our long-term debt;
•

a $0.2 million use of cash resulting from an increase in accounts receivable primarily related to increased partner receivables outstanding, as a result of increased contract research and development revenues during the first fiscal quarter of 2018;

•

a $0.2 million use of cash resulting from an increase in unbilled accounts receivable, primarily as a result of increased cost true-up related to Clonidine TDS for the three months ended December 31, 2017, compared to the three months ended September 30, 2017;

•	a $0.2 million use of cash related to an increase in inventories to support production needs; and
•

a $0.2 million use of cash related to a decrease in deferred contract revenues, primarily related to completion of development activities related to upfront payments previously received; partially offset by:

•

$3.4 million in cash provided by an increase in accounts payable, resulting primarily from increased spending related to research and development expenses, including clinical trial costs incurred but not paid.

Cash used by operating activities for the three months ended December 31, 2016 was $6.1 million, which was primarily driven by our net loss of $10.4 million. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $1.9 million, were all consistent with normal operations. The $2.4 million cash provided by changes in operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

$2.2 million in cash provided by a decrease in accounts receivable, primarily related to decreased partner receivables outstanding at December 31, 2016 compared to September 30, 2016 as a result of increased collections during the three months ended December 31, 2016;

•

$1.1 million in cash provided by an increase in accounts payable resulting primarily from the higher level of research and development expenses, including clinical trial costs incurred but not paid as of December 31, 2016; and

•

$0.5 million in cash provided by a decrease in inventories due primarily to the lower level of production and corresponding shipments during the three months ended December 31, 2016, partially offset by;

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

Cash Flows from Investing Activities  — Cash used by investing activities for the three months ended December 31, 2017 was $0.9 million, consisting of capital expenditures of $0.7 million for equipment and leasehold improvements to support operations and expenditures of $0.2 million relating to the acquisition of patent and licensing rights.

Cash used by investing activities for the three months ended December 31, 2016 was $1.0 million, consisting of capital expenditures of $0.8 million for property and equipment to support operations and expenditures of $0.2 million relating to acquisition of patent and licensing rights.

Cash Flows from Financing Activities — Cash provided by financing activities for the three months ended December 31, 2017 was $0.3 million, consisting primarily of $0.2 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP and $0.1 million provided from the exercise of stock options.

Cash provided by financing activities for the three months ended December 31, 2016 was $0.4 million, consisting primarily of $0.2 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP and $0.2 million provided from the exercise of stock options.

Contractual Obligations

As of December 31, 2017, there were no material changes in our commitments under contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

There have been no material changes to our critical accounting policies or estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

We anticipate adopting the new revenue recognition standard on the effective date of October 1, 2018, utilizing the modified retrospective method. We are in the process of evaluating the impact the adoption of this standard will have on our financial statements and have performed an initial review of our major contracts with partners.  Based on the initial reviews, we believe the adoption of the new standard will not have a significant quantitative impact on product revenues, as the timing of revenue recognition for product sales, profit sharing and royalties is not expected to significantly change.  For our collaboration and partner arrangements, the consideration we are eligible to receive under these arrangements typically consists of nonrefundable upfront payments, reimbursement of research and development costs and milestone payments.  We believe the adoption of the new standard will not have a significant quantitative impact on the revenue recognition of the reimbursement of research and development costs as the timing of the revenue recognition is not expected to significantly change.  We continue to review the impact that this new standard will have on the timing of recognition for nonrefundable upfront payments and milestone payments as well as on our financial statement disclosures and have not made a determination on the impact to our financial statements. We are evaluating changes to our accounting processes, internal controls and disclosures to support the new standard

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU applies to inventory that is measured using first-in, first-out or average cost.  Inventory within the scope of this update is required to be recorded at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.  This ASU is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim periods thereafter; early adoption is permitted.  We adopted the provision of this ASU effective October 1, 2017 and the adoption of this ASU did not have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are evaluating the effect, if any, this ASU may have on our future financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, or ASU 2016-09. ASU 2016-09 modifies U.S. GAAP by requiring among other things, the following: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes as a financing activity in the statement of cash flows. We adopted the provisions of this ASU effective October 1, 2017. We have elected to continue to estimate expected forfeitures and the adoption of the remaining provisions in the ASU did not have a material impact on our financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting”.  This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification, and provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply the modification accounting described in Topic 718. This guidance states that an entity should account for the effects of a modification unless all three of the following conditions are met:

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

This ASU is effective for annual periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our future financial position, results of operations or cash flows.

Income Taxes

There have been no material changes under income taxes as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, with the exception of the following:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act.  The Tax Act makes broad and complex changes to the U.S. tax code and will affect the Company’s fiscal year ending September 31, 2018, including, but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and limitations on net operating losses, or NOLs, generated after December 31, 2017. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending September 31, 2018 will have a blended corporate tax rate of 24.53 percent, which is based on the applicable tax rates before and after the Tax Act and the number of days in the year.

The SEC staff issued Staff Accounting Bulletin 118, or SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

Our analysis of the impact of the Tax Act is incomplete, and we have not been able to make reasonable estimates of the effects as of December 31, 2017.  Therefore, we have not recorded any provisional adjustments.  We expect the Tax Act will result in a decline in deferred tax assets as a result of the lower U.S. corporate tax rate, however, due to the existence of a full valuation allowance, the impact on income tax expense will likely be immaterial.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $45.2 million as of December 31, 2017.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market funds.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We also had total outstanding long-term debt principal of $52.9 million as of December 31, 2017, of which $26.3 million was due within 12 months.  The interest rate of our borrowings under the term loan agreement with CRG is fixed.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

We have incurred significant operating and net losses since our inception. For fiscal 2017, we recorded net revenues of $31.9 million and net loss of $47.8 million. For fiscal 2016, we recorded net revenues of $33.0 million and net loss of $36.7 million. For the three months ended December 31, 2017, we recorded net revenues of $9.3 million and net loss of $13.3 million. As of December 31, 2017, we had stockholders’ equity of $4.4 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near‑term as we expand our operations and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Whitestrips, and although we are generating revenues from sales of our products, there may be additional declines in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products and, in addition, we have incurred liability in the past in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2017 and fiscal 2016 were $2.2 million and $6.4 million, respectively. In March 2017, Mayne acquired the rights to the transdermal fentanyl agreements from Par, a wholly-owned subsidiary of Endo, and is marketing the product in the United States. Our product revenues from Fentanyl TDS declined in fiscal 2017 compared to fiscal 2016 as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. Although orders and forecasts have increased since Mayne acquired the product from Par, we expect that our revenues from Fentanyl TDS in fiscal 2018 will be lower than fiscal 2017 as a result of continued competition. Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and harm our operating results.

Our product revenues from Clonidine TDS in fiscal 2017 and fiscal 2016 were $3.7 million and $6.8 million, respectively. The product revenues in fiscal 2017 decreased compared to fiscal 2016 due to increased competition resulting in fewer units shipped, and lower profit sharing earned as Mayne’s market share and pricing both declined. In August 2016, Teva completed its acquisition of the generic business of Allergan, which resulted in the divestiture of the Clonidine TDS product to Mayne. We expect that our product revenues from Clonidine TDS in fiscal 2018 will be higher than fiscal 2017 revenues, but product revenues beyond 2018 could also be impacted by these trends as well as those factors described in further detail in “—Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates and cause disruption in our business.”

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

The majority of our revenues come from only a few partners. For fiscal 2017, three partners, Mayne, P&G and Agile, individually comprised approximately 22%, 53%, and 18%, respectively, of our total revenues, and for the three months ended December 31, 2017, the same three partners individually comprised approximately 22%, 52% and 25%, respectively. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners, or a material reduction in their purchases or their market pricing or a failure to obtain regulatory approval for any of our partners’ pipeline products, could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

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

The near‑term growth of our product revenues heavily relies on the approval and successful launch of Agile’s product candidate, the Twirla® contraceptive patch, also referred to as AG200‑15. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for Twirla, has conducted Phase 3 clinical studies and filed a New Drug Application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a “Complete Response Letter”, or CRL, in February 2013, identifying certain issues, including a request for additional clinical data from an additional Phase 3 clinical trial, as well as chemistry, manufacturing and control, or CMC, information, which needed to be addressed before approval could be granted. In January 2017, Agile announced top-line data from its third Phase 3 clinical trial initiated after receipt of the 2013 Complete Response Letter.  In June 2017, Agile resubmitted its NDA and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review. Agile’s PDUFA goal date for the resubmission was December 26, 2017.  On December 22, 2017, Agile disclosed that the FDA had issued a Complete Response Letter in response to the resubmission of their NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile reported that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that the observations noted during the inspection of our facility must be resolved. Agile further reported that the CRL also recommended that Agile address the implications of clinical trial subject patch compliance, and the withdrawal and dropout rates.  Agile has announced that it intends to request a meeting with the FDA as soon as possible to discuss the points raised in the CRL and a path to approval for Twirla. We cannot assure you that Agile will be able to ultimately obtain regulatory approval for the Twirla product candidate, or that we will receive FDA approval to manufacture the product. If we or Agile fail to achieve any of these critical activities, or experience significant delays in doing so, our near‑term growth prospects would be limited, and would create uncertainty around the value and usefulness of the Twirla manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the Twirla contraceptive patch in collaboration with Agile. The success of the Twirla product is a key component of our business growth over the next few years. We received revenues from scale-up and manufacture of this product in calendar 2017, and, prior to Agile’s announcement on December 22, 2017 that it had received a CRL on its NDA for this product candidate, we had expected additional revenues from the remaining scale-up activities as well as commercial manufacture beginning in fiscal 2018.  We expect that the CRL will delay Twirla commercial manufacturing revenues, if any, to after fiscal 2018 and, depending on the outcome of Agile’s meeting with the FDA to discuss the CRL, there may also be a reduction in our 2018 contract research and development revenues, the majority of which were expected to come from pre-commercial activities related to Twirla.  Further, if Twirla is not approved and launched, or if we are not approved as a manufacturer of Twirla, we will not realize our anticipated revenue growth. In addition, we have not agreed upon certain commercial terms related to the commercial supply of Twirla to Agile, including transfer pricing, which require further negotiation.  If we are unable to agree upon terms, this could further delay the launch timing of the product and negatively impact our revenues. Further, one of the three buildings in our manufacturing campus in Grand Rapids, Michigan has been built out and exclusively dedicated for the anticipated commercial production of Twirla. Agile owns all of the manufacturing equipment dedicated to the production of Twirla, and we own all of the building improvements necessary to manufacture in a GMP environment.  Although some of the manufacturing equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If Twirla is not approved and successfully launched, if we do not receive regulatory approval to manufacture the product or if market adoption is less than forecasted, our business and financial prospects will be significantly harmed.

We are dependent on numerous third parties in our supply chain for the commercial supply of our products, and if we fail to maintain our supply relationships with these third parties, develop new relationships with other third parties or suffer disruptions in supply, we may be unable to continue to commercialize our products or to develop our product candidates.

We rely on a number of third parties for the supply of active ingredients and other raw materials for our products and the clinical supply of our product candidates. Our ability to commercially supply our products and to develop our product candidates depends, in part, on our ability to successfully obtain the active pharmaceutical ingredients used in the products, in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to commercialize our products, or develop any other product candidates.

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

Many pharmaceutical companies are developing transdermal drug delivery systems, including 3M, Johnson & Johnson, Lohmann Therapie-Systeme, Mylan, Hisamitsu (through its subsidiary, Noven), and Actavis/Teva. Some of these transdermal systems under development, if successfully commercialized, would directly compete with our proprietary products, including Corplex Donepezil. In the field of microneedle transdermal systems, other participants include 3M, Zosano, Theraject, Lohmann Therapie-Systeme, Fujifilm and several academic institutions. Several of these competitors may also partner with larger pharmaceutical companies, which could provide them with significantly increased resources to develop and market their products.

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

The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, if we are unable to find a partner for our Corplex Donepezil product, we may have to access other sources of funding to continue development and commercialization of the product, which may adversely impact our financial results.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. For example, while we have received positive results in the Corplex Donepezil pilot bioequivalence study, future studies may not be consistent with these earlier positive results. In addition, while we initiated dosing in the second and final treatment period of our Corplex Donepezil pivotal study in January 2018, we cannot be assured that we will be able to maintain our planned timelines. Even successfully-completed large-scale clinical trials may not result in marketable products. If any of our product candidates fail to achieve the primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may face challenges in clinical trial protocol design.

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

We are currently in compliance with the covenants under our term loan agreement with CRG. However, we anticipate that, based on our current operating plan for products and services currently under contract, and without securing additional sources of external funding, our current cash and cash equivalent balances will not be sufficient to maintain compliance with the minimum liquidity financial covenant through the next 12 months. Additionally, we anticipate that our revenues will not be sufficient to maintain compliance with the minimum annual revenue covenant of $50.0 million for the 12 months ending June 30, 2018. Failure to meet either covenant would be considered an event of default on our debt obligation, and could result in the acceleration of our existing indebtedness, causing the outstanding principal of approximately $52.5 million, plus an early prepayment premium and an additional fee, to be immediately due and payable to CRG. As of January 1, 2018, the prepayment premium was 3.25% and the additional fee was 1.0%. We may not have sufficient cash and cash equivalents to repay all of the outstanding debt in full if repayment of such debt were accelerated. Due to these uncertainties, there is substantial doubt about our ability to continue as a going concern.

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

We have incurred significant operating and net losses since our inception and expect to continue to incur net operating losses for at least the next several years. Without additional sources of capital, these conditions raise substantial doubt about our ability to continue as a going concern, which means that without additional external funding, we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. As a result, our independent registered public accounting firm included an explanatory paragraph with respect to this uncertainty in its report that is included with our financial statements in our most recent Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Such an opinion may materially and adversely affect the price per share of our common stock and may otherwise limit our ability to raise additional funds through the issuance of debt or equity securities or otherwise. Further, the perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns with respect to our ability to discharge our contractual obligations.

We have prepared our financial statements on a going concern basis, which contemplates that we will be able to realize our assets and discharge our liabilities and commitments in the ordinary course of business. Our financial statements included in our most recent Annual Report on Form 10-K do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Without additional funds, however, we may be unable to continue as a viable entity, in which case our stockholders may lose all or some of their investment in us.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of December 31, 2017, the amount of our total long-term debt was approximately $52.3 million, which is primarily pursuant to our term loan agreement with CRG, formerly Capital Royalty. In November 2014, we amended our term loan agreement with CRG to increase the outstanding loan principal amount to $45.0 million (excluding payment-in-kind, or PIK notes), extend the maturity date to June 30, 2019, and extend the quarterly interest‑only payments through June 30, 2018, with principal and interest payments due in four quarterly installments beginning September 30, 2018. On December 4, 2014, we borrowed the remaining $10.0 million of principal provided for in the amended agreement and no principal funds remain available to us for borrowing under the CRG term loan agreement. On November 11, 2015, the term loan agreement was further amended to modify the financial covenants with respect to the minimum annual revenues requirement (beginning with the 12 months ended June 30, 2016) and minimum liquidity requirement, and, on December 19, 2016, the term loan agreement was amended again to modify the financial covenants with respect to the minimum annual revenues requirement (for the 12 months ended June 30, 2017), all as described in further detail in “—The terms of our term loan agreement place restrictions on our operating and financial flexibility.”

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

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, fewer units sold or decreased unit pricing of certain marketed products directly reduces our profit sharing revenues. In connection with Teva’s acquisition of the generic business of Allergan, it divested the Clonidine TDS product to Mayne in August 2016. Since the acquisition, Mayne has had a lower market share and reduced pricing compared to Teva, and if either of those trends continue or accelerate, it would adversely affect our operating results. In addition, product revenues related to Fentanyl TDS declined in fiscal 2017 compared to fiscal 2016 as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. Although orders and forecasts have increased since Mayne acquired the product from Par, we expect that our product revenues from Fentanyl TDS in fiscal 2018 will be lower than fiscal 2017 as a result of continued competition. Furthermore, we measure compensation cost for stock‑based awards made to employees at the grant date of the award, based on the fair market value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, stock price volatility, and industry comparables, the magnitude of the expense that we must recognize may vary significantly. Finally, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

Our near‑term revenue growth is dependent on the ability of our collaboration partner, Agile, to gain FDA approval of the Twirla transdermal contraceptive patch and for the product to be brought to market. Agile has conducted three Phase 3 clinical studies and had initially filed an NDA with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter in February 2013 identifying certain issues, including a request for additional clinical data and chemistry, manufacturing and control, or CMC, information, which needed to be addressed before approval could be granted. In June 2017, Agile resubmitted its NDA and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review. Agile’s PDUFA goal date for the resubmission was December 26, 2017.  On December 22, 2017, Agile announced that the FDA had issued a Complete Response Letter in response to the resubmission of their NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile disclosed that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that the observations noted during the inspection of our facility must be resolved.  Agile further reported that the CRL also recommended that Agile address the implications of clinical trial subject patch compliance and the withdrawal and dropout rates. Agile has announced that it intends to request a meeting with the FDA as soon as possible to discuss the points raised in the CRL and a path to approval for Twirla. Even if Twirla is eventually approved by the FDA, Mylan has successfully marketed a generic version of the Ortho Evra contraceptive patch since April 2014, so the Twirla product may face established competition in the contraceptive patch market. In addition, the FDA conducted a pre-approval inspection of our manufacturing facility for the Twirla NDA in the fall of 2017 and we have not yet received approval to manufacture the Twirla product. We cannot assure you that Agile will be able to obtain regulatory approval for the Twirla product, or successfully launch and commercialize the product, or that we will receive approval to manufacture the product, any of which would limit our near‑term growth prospects, and would create uncertainty around the value and usefulness of our Twirla manufacturing facility and equipment.

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

•	the FDA may disagree with our or our partners’ interpretation of data from pre‑clinical studies or clinical trials;
•	the data collected from clinical trials may not be sufficient to support the submission of an NDA or ANDA;
•	the FDA may require additional pre‑clinical studies or clinical trials;
•	the FDA may not approve of our manufacturing processes, test methods and facilities; or
•	the FDA may change its approval policies or adopt new regulations.

Any of our product candidates may fail to achieve their specified endpoints in clinical trials. For example, while we have received positive results in the Corplex Donepezil pilot bioequivalence study, future studies may not be consistent with these earlier positive results. In addition, we are required us to perform certain ancillary studies to be included in our NDA submission and we cannot guarantee that the results of these studies will be positive. Further, while we initiated dosing in our Corplex Donepezil pivotal study in October 2017, we cannot be assured that we will be able to maintain our planned timelines. Furthermore, product candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with the design of clinical trials and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we or our partners request, or may grant approval contingent on the performance of costly post‑approval clinical trials. In addition, the FDA may not approve the labeling claims that we or our partners believe are necessary or desirable for the successful commercialization of our product candidates.

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

We are in active consultations with a small number of non-U.S. regulatory bodies to determine whether regulatory approval based upon bioequivalence would be possible. We have received formal feedback from a leading European regulatory agency, based on review of our pilot study results, that the bioequivalence regulatory pathway is available for Corplex Donepezil in that country and have received formal feedback from another major European country that the bioequivalence regulatory pathway is likely to be available. We have submitted the data from our pilot BE study with the regulatory authorities in that European country for review. In addition, we have had preliminary conversations with Pharmaceuticals and Medical Devices Agency, Japan, who have indicated that regulatory approval based on bioequivalence in Japan is unlikely. If non-U.S. regulatory bodies determine that the bioequivalence pathway is not available, we will need to perform more expensive, time-consuming preclinical tests and/or clinical trials, likely including clinical efficacy and safety studies to seek regulatory approval in the relevant non-U.S. jurisdictions or we will not be able to commercialize our Alzheimer’s product candidates in these jurisdictions. Even in countries where the bioequivalence pathway is available, the regulatory agencies are likely to require us to repeat the BE studies using local study subjects and the reference product approved in the relevant country, which would result in additional expense and time before Corplex Donepezil could be approved in those jurisdictions. Further, we cannot assure you that these additional BE studies will be successful.

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

We expect that the current administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has supported the repeal of all or portions of the Affordable Care Act. In January 2017, President Trump issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law.  In October 2017, President Trump issued another executive order that directed his Administration to expand access to (i) association health plans that allow businesses to group together to self-insure or purchase group health insurance, (ii) short-term, limited-duration insurance plans for consumers, and (iii) tax-advantaged health reimbursement arrangements that employers can establish for employees. The U.S. Congress has also made several attempts to repeal or modify the Affordable Care Act. The House and Senate have passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. In May 2017, the House of Representatives voted to pass the American Healthcare Act of 2017, which proposed to repeal certain portions of the Affordable Care Act and add material new provisions. However, the Senate failed to pass the American Healthcare Act after several attempts in July and September 2017.  There is still uncertainty with respect to the impact President Trump’s Administration and the U.S. Congress may have, if any. Any changes will likely take time to unfold and could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.  However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us, our industry or the market for healthcare products like ours.

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

Affiliates of EW Healthcare Partners, or EWHP, beneficially own or control approximately 26% of the voting power of our outstanding common stock. In addition, Ron Eastman, a Managing Director of EWHP, is a member of our board of directors. As a result of its ability to control a significant percentage of the voting power of our outstanding common stock, EWHP may have substantial control over matters requiring approval by our stockholders, including the election and removal of directors, amendments to our certificate of incorporation and bylaws, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. EWHP may have interests that are different from those of other stockholders. Moreover, this concentration of share ownership makes it difficult for other stockholders to replace directors and management without the consent of EWHP. In addition, this significant concentration of share ownership may adversely affect the price at which prospective buyers are willing to pay for our common stock because investors may perceive disadvantages in owning stock in a company with a single stockholder with this level of control.

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

On December 30, 2015, we entered into a sales agreement with Cantor Fitzgerald & Co., as agent pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock with aggregate proceeds of up to $20.0 million. As of December 31, 2017, all of the shares of common stock available for sale pursuant to the sales agreement remained available to be sold, subject to certain conditions as specified in the sales agreement, and sales of these shares could have a material adverse effect on the market price of our common stock.

In addition, on December 30, 2015, we filed a registration statement on Form S-3 (File No. 333-208800), which was declared effective by the SEC on January 20, 2016, to register for resale 9,353,304 shares of our common stock held by EWHP, or approximately 26% of our total outstanding shares of common stock as of the date of this report. As a result, such shares are freely tradable under the Securities Act of 1933, as amended, or the Securities Act, and sales of these shares could have a material adverse effect on the market price of our common stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on February 12, 2018.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)