Form 10-Q
period 2018-03-31
Corium International, Inc.
filed 2018-05-15
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, there were approximately 36,140,048 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	As of March 31,	As of September 30,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$94,221	$57,466
Accounts receivable	4,165	4,641
Unbilled accounts receivable	274	169
Inventories	1,975	2,300
Prepaid expenses and other current assets	415	982
Total current assets	101,050	65,558
Property and equipment, net	14,190	12,176
Intangible assets, net	7,235	7,117
TOTAL ASSETS	$122,475	$84,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,308	$3,978
Accrued expenses and other current liabilities	5,764	6,411
Long-term debt, current portion	48	13,172
Recall liability, current portion	187	114
Deferred contract revenues, current portion	157	626
Total current liabilities	12,464	24,301
Convertible notes, net	68,159	—
Long-term debt, net of current portion	350	39,027
Recall liability, net of current portion	1,684	1,811
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	86,157	68,639
Commitments and contingencies
Stockholders’ equity:
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 36,139,058 and 36,004,602 shares issued and outstanding as of March 31, 2018 and September 30, 2017	36	36
Additional paid-in capital	282,861	231,457
Accumulated deficit	(246,579)	(215,281)
Total stockholders’ equity	36,318	16,212
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,475	$84,851

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenues:
Product revenues	$6,690	$4,657	$12,611	$10,395
Contract research and development revenues	3,130	2,421	6,284	3,384
Other revenues	240	267	480	534
Total revenues	10,060	7,345	19,375	14,313
Costs and operating expenses:
Cost of product revenues	4,015	2,876	7,299	6,957
Cost of contract research and development revenues	3,294	2,794	6,899	4,914
Research and development expenses	11,968	7,530	22,206	13,528
General and administrative expenses	4,103	2,999	7,403	6,004
Amortization of intangible assets	181	178	358	355
Total costs and operating expenses	23,561	16,377	44,165	31,758
Loss from operations	(13,501)	(9,032)	(24,790)	(17,445)
Interest income	163	44	285	72
Interest expense	(2,410)	(2,049)	(4,533)	(4,091)
Loss on extinguishment of long-term debt	(2,258)	—	(2,258)	—
Loss before income taxes	(18,006)	(11,037)	(31,296)	(21,464)
Income tax expense	—	—	2	2
Net loss and comprehensive loss	$(18,006)	$(11,037)	$(31,298)	$(21,466)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.42)	$(0.87)	$(0.88)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,147,306	26,487,493	36,109,749	24,448,166

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

Condensed Statement of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - September 30, 2017	36,004,602	$36	$231,457	$(215,281)	$16,212
Issuance of common stock under Employee Stock Purchase Plan	64,547	—	213	—	213
Issuance of common stock upon exercise of stock options	65,440	—	223	—	223
Issuance of common stock upon net exercise of common stock warrants	4,469	—	—	—	—
Equity component of convertible notes, net of issuance costs of $2.5 million	—	—	46,154	—	46,154
Warrant to be issued in connection with the convertible note offering	—	—	2,432	—	2,432
Stock-based compensation expense	—	—	2,382	—	2,382
Net loss and comprehensive loss	—	—	—	(31,298)	(31,298)
Balance - March 31, 2018	36,139,058	$36	$282,861	$(246,579)	$36,318

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(31,298)	$(21,466)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	461	577
Amortization of intangible assets	358	355
Noncash amortized debt discount and debt issuance costs on convertible debt	517	—
Noncash amortized debt discount and issuance costs on long-term debt and capital leases	172	178
Stock-based compensation expense	2,382	1,791
Issuance of payment-in-kind notes in lieu of cash interest payments	—	909
Loss on extinguishment of long-term debt	2,258	—
Changes in operating assets and liabilities:
Accounts receivable	476	896
Unbilled accounts receivable	(105)	163
Inventories	325	(244)
Prepaid expenses and other current assets	567	544
Accounts payable	1,519	945
Accrued expenses and other current liabilities	(122)	(450)
Deferred contract revenues	(469)	(114)
Recall liability	(54)	(272)
Net cash used by operating activities	(23,013)	(16,188)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,136)	(1,404)
Payments for patents and licensing rights	(476)	(519)
Net cash used by investing activities	(2,612)	(1,923)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes	120,000	—
Payments for convertible notes issuance costs	(3,300)	—
Proceeds from issuance of common stock, net of issuance costs	—	18,514
Principal payments on long-term debt	(52,525)	(38)
Payments for long-term debt extinguishment costs	(2,231)	—
Principal payments on capital lease obligations	—	(73)
Proceeds from exercise of stock options	223	224
Proceeds from issuance of common stock under Employee Stock Purchase Plan	213	225
Net cash provided by financing activities	62,380	18,852
NET DECREASE IN CASH AND CASH EQUIVALENTS	36,755	741
CASH AND CASH EQUIVALENTS — Beginning of period	57,466	39,833
CASH AND CASH EQUIVALENTS — End of period	$94,221	$40,574

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,427	$3,003
Cash paid for income taxes	$6	$2
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$369	$165
Unpaid transaction costs associated with issuance of convertible notes	$472	$—
Warrant to be issued in connection with convertible note offering	$2,432	$—
Unpaid transaction costs associated with issuance of long-term debt	$—	$544

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of March 31, 2018, statements of operations and comprehensive loss for the three and six months ended March 31, 2018 and 2017, statement of stockholders’ equity for the six months ended March 31, 2018, and statements of cash flows for the six months ended March 31, 2018 and 2017 are all unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2018, its results of operations for the three and six months ended March 31, 2018 and 2017, and its cash flows for the six months ended March 31, 2018 and 2017. The financial data and the other financial information contained in these notes to the financial statements related to the six-month periods are also unaudited. The results of operations for the six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending September 30, 2018 or for any future annual or interim period. The balance sheet as of September 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Liquidity

With the exception of fiscal 2013, the Company has incurred losses from operations since fiscal 2006 and has an accumulated deficit of $246.6 million as of March 31, 2018. The Company has financed its operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

During the six months ended March 31, 2018, the Company issued $120.0 million aggregate principal amount of convertible senior notes due in 2025 (see Note 4). The Company used the proceeds from the issuance of the convertible senior notes to prepay in full all outstanding borrowings, fees and other amounts due under the earlier term loan agreement with CRG, a structured debt and equity investment management firm.  With the addition of the $62.0 million net proceeds arising from the issuance of the convertible notes and retirement of the CRG indebtedness, the Company believes that its existing cash and cash equivalents will be sufficient to fund operations as currently planned beyond the next 12 months. Consequently, the Company believes there is no longer the substantial doubt that existed in prior periods regarding its ability to continue as a going concern because, at such times, it did not have sufficient cash or cash equivalents to maintain compliance with its CRG loan covenant for minimum liquidity or the Company anticipated not being able to satisfy the CRG loan covenant for minimum revenue for the twelve months ended June 30, 2018. The unaudited condensed financial statements as of March 31, 2018 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months.

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

For both the three and six months ended March 31, 2018, three partners accounted for 99% of the Company’s revenues and three partners accounted for 99% of accounts receivable as of March 31, 2018. For the three and six months ended March 31, 2017, three partners accounted for 91% and 92% of the Company’s revenues. As of September 30, 2017, three partners accounted for 88% of accounts receivable.

Comprehensive Income (Loss)

For the three and six months ended March 31, 2018 and 2017, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)” (“ASU 2014-09”). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. These ASUs are effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public companies and permits the use of either the retrospective or modified retrospective method, with early adoption permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which further clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which addresses narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition and provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which clarifies areas for correction or improvement in the Codification.

The Company will adopt the new revenue recognition standard on October 1, 2018, utilizing the modified retrospective method. The Company is in the process of evaluating the impact the adoption of this standard will have on its financial statements and has performed an initial review of its major contracts with partners.  Based on the initial reviews, the Company believes the adoption of the new standard will not have a significant quantitative impact on product revenues, as the timing of revenue recognition for product sales, profit sharing and royalties is not expected to significantly change.  For the Company’s collaboration and partner arrangements, the consideration the Company is eligible to receive under these arrangements typically consists of nonrefundable upfront payments, reimbursement of research and development costs and milestone payments.  The Company believes the adoption of the new standard will not have a significant quantitative impact on the revenue recognition of the reimbursement of research and development costs as the timing of the revenue recognition is not expected to significantly change.  The Company continues to review the impact that this new standard will have on the timing of recognition for nonrefundable upfront payments and milestone payments as well as on its financial statement disclosures and has not made a determination on the impact to its financial statements. The Company is evaluating changes to its accounting processes, internal controls and disclosures to support the new standard.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting.” This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification, and provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following conditions are met:

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

The Company did not have any transfers between Levels I, II and III of the fair value hierarchy during the three and six months ended March 31, 2018.  The Company’s policy is to determine the need for transfers between levels at the end of the reporting period when circumstances in the underlying valuation criteria are evaluated for changes requiring transfer between levels.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of March 31, 2018
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$94,773	$—	$—	$94,773

	As of September 30, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$57,928	$—	$—	$57,928

The Company did not have Level III liabilities as of September 30, 2017.

In March 2018, the Company issued $120.0 million aggregate principal amount of convertible senior notes due 2025 with embedded conversion features (the “Convertible Notes”).  The Company estimated the fair value of the liability component at issuance based on a hypothetical non-convertible debt instrument with a seven-year term, but with a fair market value interest rate derived from a Monte Carlo simulation of the coupon and conversion option outcomes of the Convertible Notes. The Company recorded $71.3 million as the gross fair value of the liability at issuance on March 5, 2018, with the balance of $48.7 million recorded to equity as additional paid-in capital, before issuance costs. The fair value of the liability component is based on unobservable inputs and is based on Level III inputs. As of March 31, 2018, the carrying value of the Convertible Notes liability approximates the fair value, net of issuance costs allocated to it.

The carrying value of the Company’s long-term debt as of September 30, 2017 reflects the principal amount, adjusted for any unamortized debt issuance costs and discount. $51.8 million of the adjusted debt principal as of September 30, 2017 represents the then-outstanding term loan with CRG (see Note 4). The following financial liabilities have carrying values which are similar or differ from their fair value as estimated by the Company based on market quotes for instruments with similar terms and remaining maturities (in thousands):

	As of March 31, 2018
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$398	$398	$—

	As of September 30, 2017
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$52,199	$55,888	$3,689

3.  Inventories

Inventories consist of the following (in thousands):

	As of March 31,	As of September 30,
	2018	2017
Raw materials	$1,514	$1,683
Work in process	279	264
Finished goods	182	353
Total inventories	$1,975	$2,300

4. Debt

Long-Term Debt

Outstanding long-term debt consists of the following (dollars in thousands):

	As of March 31,	As of September 30,
	2018	2017
Term loan agreement expiring June 30, 2019, less unamortized issuance costs of $697 and unamortized discount of $27 as of September 30, 2017. See terms of the agreement below.	$—	$51,779
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	398	420
Total	398	52,199
Less current portion	48	13,172
Long-term portion	$350	$39,027

Since 2012, the Company borrowed $45.0 million from CRG, a structured debt and equity investment management firm, pursuant to a term loan agreement and subsequent amendments to such agreement. The amended agreement provided for a maximum borrowing of $45.0 million, excluding payment-in-kind (“PIK”) notes. The amended agreement required interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on September 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contained a provision whereby the Company could, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into PIK notes. Since inception of the amended agreement, the Company converted $7.5 million of interest into PIK notes, each of which were added to the then-outstanding principal. Amounts outstanding under the term loan agreement were collateralized by all of the Company’s assets.

The amended agreement also provided for a prepayment premium, the amount of which varied with the date on which prepayment was made if the Company chose to repay principal prior to December 31, 2018, or upon other specified events, including a change of control. For the period January 1, 2018 through December 31, 2018, the prepayment premium was equal to 3.25% of the aggregate value of the principal and PIK notes outstanding at the time of prepayment.  An additional fee of 1.0% of the aggregate value of the principal and PIK notes outstanding was due at the time of repayment of the loan, whether paid early or upon the maturity date.

On March 5, 2018, the Company terminated the term loan agreement with CRG, as amended, and prepaid in full all outstanding borrowings, fees and other amounts due thereunder, in an aggregate amount of approximately $54.7 million plus accrued interest. This amount included total prepayment fees equal to 4.25% of the principal amount then outstanding.  The loss on extinguishment of the debt was $2.3 million and is included in the Statement of Operations and Comprehensive Loss for the three and six months ended March 31, 2018. The Company was in continuous compliance with the financial covenants from inception through termination of the loan.

Convertible Notes

In March 2018, the Company issued $120.0 million aggregate principal amount of Convertible Notes due 2025, which aggregate principal amount included the exercise in full by the initial purchaser of the Convertible Notes of an option to purchase $20.0 million of such Convertible Notes.  The Convertible Notes are senior, unsecured obligations and accrue interest at an interest rate of 5.00% per year, payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018.  The Convertible Notes have a maturity date of March 15, 2025, unless earlier converted or repurchased in accordance with their terms.  The Company received $116.7 million in net proceeds from the sale of the Convertible Notes at the closings, after deducting payments for offering fees and expenses of $3.3 million.

The Convertible Notes were issued pursuant to an indenture, dated as of March 5, 2018, by and between the Company and U.S. Bank National Association, as trustee (the “Indenture”).  Pursuant to their terms, the Convertible Notes will be convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, as discussed in more detail below. The Convertible Notes have an initial conversion rate of 58.0552 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $17.22 per share of common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, including, but not limited to, stock splits and dividends, rights offerings, cash dividends, or a make-whole fundamental change (as described in the Indenture).

The Company may not redeem the Convertible Notes prior to March 15, 2022.  The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after March 15, 2022 if certain conditions are met, including, but not limited to, that the last reported sales price per share of the Company’s common stock has exceeded 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter.

Noteholders may convert their Convertible Notes at their option only in the following circumstances:

•

at any time during a calendar quarter after June 30, 2018, if the last reported sales price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

•

during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, referred to as the measurement period) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day;

•	upon the occurrence of certain corporate events or distributions on the Company’s common stock;
•	the Company calls the Convertible Notes for redemption; and
•	at any time from, and including, September 15, 2024 until the close of business on the scheduled trading day immediately before the maturity date.

The Convertible Notes are considered convertible debt with a cash conversion feature.  The Company has separated the carrying value of the convertible debt into liability and equity components.  The $71.3 million initial carrying amount of the liability component is based on the calculated fair value of a hypothetical non-convertible debt instrument with a seven-year term, but with a fair market value interest rate derived from a Monte Carlo simulation of the coupon and conversion option outcomes of the Convertible Notes.  The $48.7 million gross carrying value of the equity component, which amount is also recorded as the initial debt discount, represents the standalone value of the conversion option, and was determined by Monte Carlo simulation.  The carrying value of the Convertible Notes equals the aggregate par value of the Convertible Notes less the unamortized debt discount and unamortized debt issuance costs.  The debt discount and debt issuance costs are being amortized to interest expense over the seven-year term of the Convertible Notes, using the effective interest rate method.  The equity component will not be re-measured as long as it continues to meet the conditions for equity classification.  The $46.2 million equity component of the Convertible Notes, net of $2.5 million in issuance costs allocated to it, is included in additional paid-in capital.

In connection with the issuance of the Convertible Notes, the Company incurred approximately $6.2 million of total debt issuance costs, primarily consisting of underwriting, legal and other professional fees, and allocated these costs to the liability and equity components in proportion to their respective carrying values.  Of the total debt issuance costs, $3.7 million were allocated to the liability component and are recorded as a reduction of the Convertible Notes carrying value in the balance sheet.  The remaining $2.5 million of debt issuance costs were allocated to the equity component and are recorded as a reduction to additional paid-in capital.

Debt discount and issuance costs totaling $52.4 million are being amortized to interest expense over the seven-year life of the Convertible Notes using the effective interest rate method.  As of March 31, 2018, the interest rate was 5.00%, and the effective interest rate was 11.21%.  Interest expense related to the Convertible Notes for the three and six months ended March 31, 2018 was $0.9 million, including $0.5 million related to the amortization of the debt discount and issuance costs.

The table below summarizes the carrying value of the Convertible Notes as of March 31, 2018 (in thousands):

Gross proceeds	$120,000
Portion of proceeds allocated to equity component (additional paid-in capital)	(48,671)
Debt issuance costs	(6,204)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,517
Amortization of debt discount and debt issuance costs	517
Carrying value Convertible Notes	$68,159

On May 14, 2018, the Company issued a warrant to purchase 350,000 shares of the Company’s common stock to Cantor Fitzgerald (the “Cantor Warrant”) in recognition of that firm’s execution of the Company’s offering of the Convertible Notes.  The Cantor Warrant has a term of 7 years, a strike price of $17.22 per share.  The Company recorded an estimated value of the warrant of $2.4 million as an adjustment to equity as of March 31, 2018, and will further adjust this estimate to the actual value of the warrant as of the issuance date.  The warrant was treated as an equity instrument, with its estimated value recorded as an additional issuance cost associated with the offering of the Convertible Notes, which is included in the total issuance costs of $6.2 million.  The Company estimated the value of this warrant as of March 31, 2018 using the Black-Scholes option pricing model with the following key assumptions:

Expected term (in years)	7.0
Risk-free interest rate	2.68%
Expected volatility	70%
Expected dividend rate	0%

5.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Mayne	$2,657	$796	$4,689	$2,203
Par	—	—	—	363
P&G	4,978	4,092	9,793	8,113
Agile	2,333	1,782	4,656	2,860
Other	92	675	237	774
Total revenues	$10,060	$7,345	$19,375	$14,313

Included in revenues from Mayne is profit sharing, which totaled $0.1 million and $0.4 million for the three and six months ended March 31, 2018, compared to $0.1 million and $0.5 million for the corresponding periods in fiscal 2017.

6.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions occurring from fiscal 2008 through fiscal 2013. The warrants were recorded as equity instruments at the date of their issuances based on the terms of the warrants.

As of March 31, 2018 and September 30, 2017, warrants to purchase 32,380 and 51,386 shares of common stock were outstanding, with an exercise price of $9.26 per share. All of the common stock warrants are exercisable at any time up to ten years from issuance. These warrants expire at various dates between December 2020 and November 2021. The fair value of these warrants was recorded in stockholders’ equity upon issuance.

During the six months ended March 31, 2018, warrants to purchase 19,006 shares of common stock were net exercised, resulting in the issuance of 4,469 shares of common stock.

7.  Convertible Preferred Stock, Common Stock and Stockholders' Equity

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of March 31, 2018 and September 30, 2017 with a par value of $0.001 per share. No preferred stock was outstanding as of those dates.

Common Stock

The Company was authorized to issue up to 150.0 million shares of common stock as of March 31, 2018 and September 30, 2017 with a par value of $0.001 per share. As of March 31, 2018, there were 36,139,058 shares of common stock outstanding and as of September 30, 2017, there were 36,004,602 shares of common stock outstanding.

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

8.  Stock-Based Compensation

Equity Incentive Plans

As of March 31, 2018 and September 30, 2017, the Company had three equity incentive plans, all of which are sponsored by the Company. On March 19, 2014, the Company’s board of directors approved the adoption of the 2014 Equity Incentive Plan (the "2014 Plan"), which is the only plan under which the Company can grant new awards. Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which was adopted in November 2012 and was replaced by the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees (including officers), non-employee directors and consultants of the Company. The Company also sponsored the 2002 Stock Option Plan that expired in 2012. The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan will be automatically increased by 4% of the number of shares of common stock outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 16, 2018 and January 10, 2017, the Company’s board of directors authorized an increase of 1,444,716 and 902,298 shares to be added to the total number of shares of common stock issuable under the 2014 Plan. As of March 31, 2018 and September 30, 2017, the Company had reserved 6,440,105 and 5,060,829 shares of common stock for issuance pursuant to the 2014 Plan. As of March 31, 2018 and September 30, 2017, the Company had 1,705,754 and 1,129,232 shares of common stock available for issuance pursuant to the 2014 Plan.

Stock Options

The exercise price of each stock option granted under the Corium Plans is required to be no less than the fair market value of the Company’s common stock on the date of the grant. The maximum term of stock options granted under the Corium Plans is ten years and the vesting period is typically four years.

A summary of stock option activity under the Corium Plans during the six months ended March 31, 2018 is as follows:

		Weighted	Weighted Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Life (Years)	(In thousands)
Balance - September 30, 2017	3,787,222	$4.85	6.84	$23,819
Options granted	811,050	$11.59
Options exercised	(65,440)	$3.40
Options forfeited / cancelled	(12,411)	$7.52
Options expired	(445)	$2.22
Balance - March 31, 2018	4,519,976	$6.07	6.99	$24,682

Options exercisable - March 31, 2018	2,932,806	$4.78	5.97	$19,766

Options vested and expected to vest - March 31, 2018	4,372,219	$5.99	6.92	$24,252

All outstanding stock options under the Corium Plans as of March 31, 2018 have an exercise price between $2.12 and $14.12 per share.

The weighted-average fair value of the stock options granted for the six months ended March 31, 2018 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	March 31, 2018
Expected term (in years)	5.27	-	6.57
Risk-free interest rate	2.08%	-	2.72%
Expected volatility	67%	-	73%
Expected dividend rate		0%

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

A summary of restricted stock unit award activity under the Corium Plans during the six months ended March 31, 2018 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested - September 30, 2017	144,375	$6.44
Granted	70,000	$11.59
Vested	(27,502)	$5.50
Forfeited	—	$—
Nonvested - March 31, 2018	186,873	$8.51

As of March 31, 2018 and September 30, 2017, the Company had 214,375 and 144,375 restricted stock unit awards outstanding.

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

On January 1 of each year during the ten-year term of the plan, the number of shares issuable under the 2014 ESPP will be automatically increased by 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 16, 2018 and January 10, 2017, the Company’s board of directors reserved an additional 409,224 and 267,565 shares of common stock for issuance pursuant to the 2014 ESPP. No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company's stockholders. Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2014 ESPP. As of March 31, 2018 and September 30, 2017, there were 981,076 and 636,399 shares of common stock available for issuance pursuant to the 2014 ESPP.

For the three and six months ended March 31, 2018, the Company recorded stock-based compensation expense related to the 2014 ESPP of $27,000 and $70,000 compared to $70,000 and $164,000 for the corresponding periods in fiscal 2017. For the six months ended March 31, 2018 and 2017, the Company issued 64,547 and 69,886 shares of common stock to employees pursuant to the 2014 ESPP.

The fair value of the purchase rights granted under the 2014 ESPP for the offering periods beginning May 20, 2016, November 20, 2016, May 20, 2017 and November 20, 2017 were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in the offering period using the following assumptions:

	As of
	March 31, 2018
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

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three and six months ended March 31, 2018 and 2017 is classified in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Cost of product revenues	$112	$105	$221	$206
Cost of contract research and development revenues	89	58	169	108
Research and development	261	176	481	327
General and administrative	785	583	1,511	1,150
Total stock-based compensation	$1,247	$922	$2,382	$1,791

As of March 31, 2018, there was a total of $8.7 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards under the Corium Plans, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.7 years.

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

During the three and six months ended March 31, 2018, the Company made an immaterial amount of settlement payments to Actavis compared to $0.1 million and $0.3 million for the corresponding periods in fiscal 2017. The outstanding balance of the recall liability was $1.9 million as of March 31, 2018 and September 30, 2017.

10.  Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during the three and six months ended March 31, 2018 and 2017 (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Basic and diluted net loss per share
Net loss attributable to common stockholders, basic and diluted	$(18,006)	$(11,037)	$(31,298)	$(21,466)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,147,306	26,487,493	36,109,749	24,448,166
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.42)	$(0.87)	$(0.88)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Convertible notes	6,968,641	—	6,968,641	—
Stock options to purchase common stock	4,519,976	4,055,292	4,519,976	4,055,292
Unvested restricted stock unit awards	186,873	102,500	186,873	102,500
Shares authorized under the 2014 ESPP	981,076	701,368	981,076	701,368
Common stock warrants	32,380	51,386	32,380	51,386

11.  Income Taxes

The Company did not record a provision for Federal income taxes for the six months ended March 31, 2018 because it expects to generate a net operating loss for the year ending September 30, 2018. The income tax expense of $2,000 for both the six months ended March 31, 2018 and 2017 represents minimum statutory payments due in the states in which the Company is subject to taxation. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”).  The 2017 Tax Act makes broad and complex changes to the U.S. tax code and will affect the Company’s fiscal year ending September 30, 2018, including, but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and creating limitations on net operating losses (“NOLs”) generated after March 31, 2018. Because the Company’s fiscal years do not coincide with the federal tax year, Section 15 of the Internal Revenue Code requires that the Company’s fiscal year ending September 30, 2018 will have a blended corporate tax rate of 24.53 percent, which is based on the applicable tax rates in effect before and after December 31, 2017 weighted by the number of days in the Company’s 2018 fiscal year before and after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond December 22, 2018 for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

The Company’s analysis of the impact of the 2017 Tax Act is incomplete, as it does not have the necessary information available, prepared, or analyzed in reasonable detail to make reasonable estimates of the effects as of March 31, 2018. The Company expects the 2017 Tax Act will result in a decline in deferred tax assets as a result of the lower U.S. corporate tax rate, however, due to the existence of a full valuation allowance the impact on income tax expense will be immaterial.

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

Company Overview

We are a commercial-stage biopharmaceutical company focused on the development, manufacture and commercialization of specialty pharmaceutical products that leverage our broad experience with advanced transdermal and transmucosal delivery systems, or TDS. We have multiple proprietary programs in preclinical and clinical development focusing primarily on the treatment of neurological disorders, with two lead programs in Alzheimer’s disease. We have developed and are the sole commercial manufacturer of seven prescription drug and consumer products for our marketing partners. We have two proprietary transdermal platforms: Corplex™ for small molecules and MicroCor®, a biodegradable microstructure technology for small molecules and biologics, including vaccines, peptides and proteins.  In addition to our proprietary Alzheimer’s program, our late-stage pipeline includes a contraceptive patch co-developed with Agile Therapeutics, or Agile, and additional transdermal products that are being developed with other partners.

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

The following table identifies: (1) products we have developed that are marketed by our partners, (2) products we have developed with our partners that are in clinical trials and that our partners have permitted us to disclose, (3) publicly disclosed clinical stage Central Nervous System, or CNS, products in our proprietary pipeline, including those in Bioequivalence, or BE trials, and (4) products currently awaiting Food and Drug Administration, or FDA, approval as part of a pending New Drug Application, or NDA, or an Abbreviated New Drug Application, or ANDA.

Partner	Product/Candidate	Application	Status
Mayne	Clonidine TDS	Hypertension	Marketed
Mayne	Fentanyl TDS	Pain	Marketed
P&G	Crest Whitestrips (5 Products)	Teeth Whitening	Marketed
Agile	Twirla	Contraception	NDA Filed
Self-funded	Donepezil TDS	Alzheimer's	BE Complete
Self-funded	Memantine TDS	Alzheimer's	Phase 1
Aequus	Aripiprazole TDS	Psychiatric Disorders	Phase 1
Mayne	ANDA	Motion Sickness	ANDA Filed

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

In January 2017, Agile announced top-line data from a completed Phase 3 clinical trial. Agile had initiated this trial after receipt of a Complete Response Letter, or CRL, from the FDA in February 2013 in response to Agile’s previous New Drug Application, or NDA, filing in April 2012. As recommended by the FDA in the February 2013 CRL, Agile conducted a third Phase 3 clinical trial which was completed in 2016. In June 2017, Agile resubmitted its NDA with the results of the additional Phase 3 clinical trial and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review.  Agile’s Prescription Drug User Fee Act, or PDUFA, goal date for this resubmission was December 26, 2017.  On December 22, 2017, Agile disclosed that the FDA had issued a CRL in response to the resubmission of its NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile further disclosed that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that observations noted during an FDA inspection of our facility must be resolved.  The CRL also recommended that Agile address the implications of clinical trial subject patch compliance and withdrawal and dropout rates. Agile disclosed that it had submitted an amendment to its NDA on December 1, 2017 in response to an information request from the FDA on the issues related to the quality adhesion test methods cited in the CRL, and further disclosed that while the CRL acknowledged receipt of the Agile NDA amendment, the FDA stated that the amendment had not been reviewed prior to the FDA's issuance of the CRL.  In addition, on November 20, 2017 and December 1,

2017, we provided responses to the FDA addressing each of the observations made during the FDA's general inspection of our manufacturing facilities.

Agile has disclosed that it has met with the FDA to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. Agile reported that it will be better able to determine the timeline for resubmission of the Twirla NDA after receipt of the final meeting minutes from the FDA. We have worked closely with Agile to address the non-clinical issues raised by the FDA in the Twirla CRL and believe that we have fully responded to those issues.

In addition to our partnered products, we are developing products utilizing our Corplex technology, some of which we advanced into human clinical trials during 2015 and 2016. Our two lead central nervous system product candidates are for the transdermal treatment of Alzheimer’s disease and incorporate the two most commonly-prescribed drugs already approved by the FDA for this disease: donepezil and memantine.

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

In the fourth quarter of fiscal 2016, we initiated our first bioequivalence study, which we previously referred to as our pilot BE study, for Corplex Donepezil, and we completed the study in April 2017. The first bioequivalence study was a six-month, three-period, randomized crossover study comparing the steady-state pharmacokinetic profiles of once-daily oral Aricept with two Corplex Donepezil transdermal patches that differed only in size. Based on the results of our earlier one-week Phase 1 PK study comparing Corplex Donepezil with oral Aricept®, we projected that the maximum plasma concentration, or Cmax, and the area under the curve, or AUC, of plasma concentration of donepezil with the Corplex patch over the course of a week, at steady state, would be similar to the same measurements of oral Aricept. Data from the pilot BE study demonstrated that the smaller of the two Corplex Donepezil product candidates successfully met the statistical criteria for bioequivalence to oral Aricept based on the primary PK parameters of Cmax at steady state and AUC at steady state that has been previously established with the FDA. Both Corplex transdermal treatments were well tolerated, with favorable adhesion, skin safety and gastrointestinal side effect profiles after application of over 500 patches in the course of the study. For example, the incidence of treatment-related nausea in subjects on the smaller patch was more than six-fold lower than the incidence of nausea with oral Aricept.

In August 2017, we held an end of Phase 2 meeting with the FDA in which we reviewed the results from the first BE study. The FDA confirmed the choice of PK parameters and statistical testing approaches for the BE study and also confirmed our design of the planned supportive studies and other requirements for product registration. The FDA also indicated that it would consider whether the data from the first study could be sufficient for an NDA submission, and we provided additional data requested by the FDA during its review. However, due to uncertainty at that time as to the length or outcome of that review, we initiated dosing of our second BE study, which we previously referred to as our pivotal BE study, for Corplex Donepezil in October 2017.  The design of the second BE study was similar to the first study and was a single center, randomized, multiple dose, two-way crossover study in healthy volunteers, conducted at the same site as the first BE study.  Dosing for this second BE study was completed in mid-February, 2018.  Following its review, the FDA provided positive feedback in mid-February, and we subsequently announced our intention to rely on the data from its successful first BE study for the planned NDA submission for Corplex Donepezil. As a result, we are now targeting submission of a Section 505(b)(2) NDA for this product candidate in the first quarter of calendar 2019.

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

Components of Statements of Operations

Revenues

During the six months ended March 31, 2018 and 2017, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues—Product revenues consisted of product sales to our partners and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues during the six months ended March 31, 2018 and 2017.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products we manufactured and shipped to Mayne, along with profit sharing from the net profits earned by Mayne on its sales of the product. For the six months ended March 31, 2018, product revenues related to Clonidine TDS increased, compared to the same period in fiscal 2017 due to an increase in units shipped. Although product revenues from Clonidine TDS in fiscal 2018 may be higher than fiscal 2017 revenues, product revenues beyond 2018 are expected to be adversely impacted by the longer term trend of increasing competition among generic drug marketers.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products we manufactured and shipped to Mayne following Mayne’s March 2017 acquisition of the product from Par, a wholly-owned subsidiary of Endo Pharmaceuticals, or Endo, along with profit sharing from the net profits earned by Mayne on its sales of the product. Product revenues related to Fentanyl TDS increased for the six months ended March 31, 2018, compared to the same period in fiscal 2017, as a result of an increase in the number of units shipped. There have been, and will likely continue to be, material variations in quantities of Fentanyl TDS ordered from quarter to quarter, and although orders and forecasts have generally increased since Mayne acquired the product, we expect that our product revenues from Fentanyl TDS in fiscal 2018 will be lower than fiscal 2017 as a result of continued pressure on market pricing and the timing of orders from Mayne.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues increased for the six months ended March 31, 2018, compared to the same period in fiscal 2017, as a result of increased global demand for the current products. We expect product revenues from P&G to be higher in fiscal 2018, compared to fiscal 2017, as demand is expected to continue to increase.  We have effectively reached the limits of our current production capacity for Crest Whitestrips, but expect to complete the expansion of our capacity to meet the growing demand during the second half of fiscal 2018.

Contract Research and Development Revenues —We also generated revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Contract research and development revenues increased for the six months ended March 31, 2018, compared to the same period in fiscal 2017, due primarily to increased development activities related to Twirla.  We currently expect our revenues from contract research and development in fiscal 2018 to be roughly consistent with those of fiscal 2017.

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

Interest Expense— Interest expense consists primarily of the interest charges associated with our Convertible Notes, long-term debt and our capital lease obligations. The interest expense related to the Convertible Notes consists of interest payable semi-annually in cash beginning on September 15, 2018 and the amortization of the related debt discount and issuance costs. The majority of our interest expense associated with the CRG term loan, which was terminated in March 2018, was paid quarterly in cash, except when an allowable portion of the interest due was converted at our election into payment-in-kind, or PIK, notes. Commencing in September 2017, we began paying all of the quarterly interest due on the CRG term loan in cash. For further discussion, see “Liquidity and Capital Resources—Description of Certain Indebtedness.”

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months
	Ended March 31,		Change
(In thousands, except percentages)	2018	2017	$	%
Revenue:
Product revenues	$6,690	$4,657	$2,033	44%
Contract research and development revenues	3,130	2,421	709	29
Other revenues	240	267	(27)	(10)
Total revenues	10,060	7,345	2,715	37
Costs and operating expenses:
Cost of product revenues	4,015	2,876	1,139	40
Cost of contract research and development revenues	3,294	2,794	500	18
Research and development expenses	11,968	7,530	4,438	59
General and administrative expenses	4,103	2,999	1,104	37
Amortization of intangible assets	181	178	3	2
Total costs and operating expenses	23,561	16,377	7,184	44
Loss from operations	(13,501)	(9,032)	(4,469)	(49)
Interest income	163	44	119	270
Interest expense	(2,410)	(2,049)	(361)	(18)
Loss on extinguishment of long-term debt	(2,258)	—	(2,258)	100
Loss before income taxes	(18,006)	(11,037)	(6,969)	(63)
Income tax expense	—	—	—	—
Net loss and comprehensive loss	$(18,006)	$(11,037)	$(6,969)	(63)%

Revenues

Product revenues increased $2.0 million, or 44%, for the three months ended March 31, 2018 compared to the same period in fiscal 2017. The increase was primarily driven by a $1.4 million increase in revenues from Clonidine

TDS as more units were shipped, a $0.4 million increase in revenues from Crest Whitestrips due to increased global demand for these products and a $0.2 million increase in revenues from Fentanyl TDS as more units were shipped.

Contract research and development revenues increased $0.7 million, or 29%, for the three months ended March 31, 2018 compared to the same period in fiscal 2017. This increase was driven by a $0.5 million increase in revenues related to expanded development activities for Twirla to support the regulatory filing and anticipated commercialization of the product, a $0.4 million increase in revenues from P&G development activities and a $0.3 million increase in revenues for a late-stage partnered development program. These increases were partially offset by a $0.4 million decrease in revenues from our co-development programs related to the timing of project activities and milestones and a $0.1 million decrease in revenues related to various partnered development activities.

Cost of Product Revenues

Cost of product revenues increased $1.1 million, or 40%, for the three months ended March 31, 2018 compared to the same period in fiscal 2017, primarily as a result of an increase in Clonidine TDS units shipped during the three months ended March 31, 2018. While total product revenues increased by 44%, the total cost of product revenues increased by 40% primarily due to changes in our product mix between the periods.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $0.5 million, or 18%, for the three months ended March 31, 2018 compared to the same period in fiscal 2017, primarily as a result of a $0.6 million increase in costs related to the Twirla program, as development activities shifted to support the regulatory filing and anticipated commercialization of the product, a $0.3 million increase in costs for a late-stage partnered development program, and a $0.3 million increase in costs from P&G development activities. These increases were partially offset by a $0.7 million decrease in costs related to a co-development program, based on completion of certain development stages during fiscal 2017.

While cost of contract research and development revenues increased 18% for the three months ended March 31, 2018 compared to the same period in fiscal 2017, contract research and development revenues increased by 29%. Although overall losses on our partner contract research and development programs decreased, this was primarily the result of the timing of project activities and corresponding milestone payments for one of our co-development programs during this period compared to the same period in fiscal 2017.

Research and Development Expenses

Research and development expenses increased $4.4 million, or 59%, for the three months ended March 31, 2018 compared to the same period in fiscal 2017, driven primarily by a $4.1 million increase in expense for our lead Alzheimer’s program, Corplex Donepezil, as we initiated the second BE study and supportive clinical studies in the first quarter of fiscal 2018, and a $0.9 million increase in expense for preclinical development work on proprietary feasibility programs. This increased investment was partially offset by a $0.6 million decrease in expense for our other proprietary programs as we prioritized Corplex Donepezil ahead of our other clinical-stage programs.

General and Administrative Expenses

General and administrative expenses increased $1.1 million, or 37%, for the three months ended March 31, 2018 compared to the same period in fiscal 2017, primarily as a result of a $0.9 million increase in legal and outside services expenses related to the pursuit of alternative refinancing opportunities for the CRG term loan, and a $0.2 million increase in stock-based compensation expense.

Interest Expense

Interest expense increased $0.3 million, or 17%, for the three months ended March 31, 2018 compared to the same period in fiscal 2017, primarily as a result of $0.5 million in amortization of the debt discount and issuance costs related to the Convertible Notes and $0.4 million in interest expense related to the semi-annual interest payable on the Convertible Notes.  The increases are partially offset by a $0.5 million decrease in interest expense due to the early repayment of the CRG term loan in March 2018, at which time interest no longer continued to accrue on that loan.

Comparison of the Six Months Ended March 31, 2018 and 2017

	Six Months
	Ended March 31,		Change
(In thousands, except percentages)	2018	2017	$	%
Revenue:
Product revenues	$12,611	$10,395	$2,216	21%
Contract research and development revenues	6,284	3,384	2,900	86
Other revenues	480	534	(54)	(10)
Total revenues	19,375	14,313	5,062	35
Costs and operating expenses:
Cost of product revenues	7,299	6,957	342	5
Cost of contract research and development revenues	6,899	4,914	1,985	40
Research and development expenses	22,206	13,528	8,678	64
General and administrative expenses	7,403	6,004	1,399	23
Amortization of intangible assets	358	355	3	1
Total costs and operating expenses	44,165	31,758	12,407	39
Loss from operations	(24,790)	(17,445)	(7,345)	(42)
Interest income	285	72	213	296
Interest expense	(4,533)	(4,091)	(442)	(11)
Loss on extinguishment of long-term debt	(2,258)	—	(2,258)	100
Loss before income taxes	(31,296)	(21,464)	(9,832)	(46)
Income tax expense	2	2	—	—
Net loss and comprehensive loss	$(31,298)	$(21,466)	$(9,832)	(46)%

Revenues

Product revenues increased $2.2 million, or 21%, for the six months ended March 31, 2018 compared to the same period in fiscal 2017. The increase was primarily driven by a $1.0 million increase in revenues from Crest Whitestrips due to increased global demand for these products, a $0.8 million increase in revenues from Clonidine TDS as more units were shipped, and a $0.4 million increase in revenues from Fentanyl TDS as more units shipped.

Contract research and development revenues increased $2.9 million, or 86%, for the six months ended March 31, 2018 compared to the same period in fiscal 2017. This increase was driven by a $1.8 million increase in revenues related to expanded development activities for Twirla to support the regulatory filing and anticipated commercialization of the product, a $0.8 million increase in revenues for a late-stage partnered development program, and a $0.7 million increase in revenues from P&G development activities. These increases were partially offset by a $0.3 million decrease in revenues from our co-development programs related to the timing of project activities and milestones.

Cost of Product Revenues

Cost of product revenues increased $0.3 million, or 5%, for the six months ended March 31, 2018 compared to the same period in fiscal 2017, primarily as a result of an increase in Clonidine TDS units shipped for the six months ended March 31, 2018. While total product revenues increased by 21%, total cost of product revenues increased by 5% primarily due to changes in our product mix between the periods.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $2.0 million, or 40%, for the six months ended March 31, 2018 compared to the same period in fiscal 2017, primarily as a result of a $2.0 million increase in costs related to the Twirla program, as development activities shifted to support the regulatory filing and anticipated commercialization of the product, a $0.8 million increase in costs for a late-stage partnered development program, and a $0.4 million increase in costs from P&G development activities. These increases were partially offset by a $1.2 million decrease in costs related to a co-development program, based on completion of certain development stages during fiscal 2017.

While cost of contract research and development revenues increased 40% for the six months ended March 31, 2018 compared to the same period in fiscal 2017, contract research and development revenues increased by 86%. Although overall losses on our partner contract research and development programs decreased significantly, this was primarily the result of the timing of project activities and corresponding milestone payments for one of our co-development programs during this period compared to the same period in fiscal 2017.

Research and Development Expenses

Research and development expenses increased $8.7 million, or 64%, for the six months ended March 31, 2018 compared to the same period in fiscal 2017, driven primarily by a $7.9 million increase in expense for our lead Alzheimer’s program, Corplex Donepezil, as we initiated the second BE study and supportive clinical studies in the first quarter of fiscal 2018, and a $2.0 million increase in expense for preclinical development work on proprietary feasibility programs. This increased investment was partially offset by a $1.2 million decrease in expense for our other proprietary programs as we prioritized Corplex Donepezil ahead of our other clinical-stage programs.

General and Administrative Expenses

General and administrative expenses increased $1.4 million, or 23%, for the six months ended March 31, 2018 compared to the same period in fiscal 2017, primarily as a result of a $0.9 million increase in legal and outside services expenses related to the pursuit of alternative refinancing opportunities for the CRG term loan, and a $0.4 million increase in stock-based compensation expense.

Interest Expense

Interest expense increased $0.4 million, or 11%, for the six months ended March 31, 2018 compared to the same period in fiscal 2017, primarily as a result of $0.5 million in amortization of the debt discount and issuance costs related to the Convertible Notes and $0.4 million in interest expense related to the semi-annual interest payable on the Convertible Notes.  The increases are partially offset by a decrease in interest expense due to the early repayment of the CRG term loan in March 2018, at which time interest no longer continued to accrue on that loan.

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006 and have an accumulated deficit of $246.6 million as of March 31, 2018. We have financed our operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

During the six months ended March 31, 2018, we issued $120.0 million aggregate principal amount of Convertible Notes due in 2025 (see Note 4 to our financial statements included in this Quarterly Report on Form 10-Q). We used the proceeds from the issuance of the Convertible Notes to prepay in full all outstanding borrowings, fees and other amounts due under the earlier term loan agreement with CRG, a structured debt and equity investment management firm.  With the addition of the $62.0 million net proceeds arising from the issuance of the Convertible Notes and retirement of the CRG indebtedness, we believe that our existing cash and cash equivalents will be sufficient to fund operations as currently planned beyond the next 12 months. Consequently, we believe there is no longer the substantial doubt that existed in prior periods regarding our ability to continue as a going concern because, at such times, we did not have sufficient cash or cash equivalents to maintain compliance with our CRG loan covenant for minimum liquidity or we anticipated not being able to satisfy the CRG loan covenant for minimum revenue for the twelve months ended June 30, 2018. Our unaudited condensed financial statements as of March 31, 2018 included in this Quarterly

Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern for the next 12 months.

Description of Certain Indebtedness — We have borrowed funds from a variety of sources, including Convertible Notes, a term loan with CRG, and notes payable with lessors for tenant improvements to our leased facilities.

Since 2012, we borrowed $45.0 million from CRG pursuant to a term loan agreement and subsequent amendments thereto. The amended agreement provided for a maximum borrowing of $45.0 million, excluding payment-in-kind, or PIK, notes. The amended agreement required interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on September 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contained a provision whereby we could, at each quarterly payment due date on or prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into PIK notes. Since inception of the amended agreement, we converted $7.5 million of interest into PIK notes, each of which were added to the then-outstanding principal. Amounts outstanding under the term loan agreement were collateralized by all of our assets.

The amended agreement also provided for a prepayment premium, the amount of which varied with the date on which prepayment was made if we chose to prepay principal on or prior to December 31, 2018, or upon other specified events, including a change of control. For the period January 1, 2018 through December 31, 2018, the prepayment premium was equal to 3.25% of the aggregate value of the principal and PIK notes outstanding at the time of prepayment.  An additional exit fee of 1.0% of the aggregate value of the principal and PIK notes outstanding was due at the time of repayment of the loan, whether paid early or upon the maturity date.

On March 5, 2018, we terminated the term loan agreement with CRG, as amended, and prepaid in full all outstanding borrowings, fees and other amounts due thereunder, in an aggregate amount of approximately $54.7 million plus accrued interest. This amount included total prepayment fees equal to 4.25% of the principal amount then outstanding.  The loss on extinguishment of the CRG debt was $2.3 million and is included in our Statement of Operations and Comprehensive Loss for the three and six months ended March 31, 2018 presented with our financial statements in this Current Report on Form 10-Q. We were in continuous compliance with the financial covenants from inception through termination of the CRG loan.

In March 2018, we issued $120.0 million aggregate principal amount of convertible senior notes due 2025, or Convertible Notes, which aggregate principal amount included the exercise in full by the initial purchaser of the Convertible Notes of an option to purchase $20.0 million of such Convertible Notes.  The Convertible Notes are senior, unsecured obligations and accrue interest at an interest rate of 5.00% per year, payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018.  The Convertible Notes have a maturity date of March 15, 2025, unless earlier converted or repurchased in accordance with their terms.  We received $116.7 million in net proceeds from the sale of the Convertible Notes at the closings, after deducting payments for offering fees and expenses of $3.3 million.

The Convertible Notes were issued pursuant to an indenture, dated as of March 5, 2018, by and between us and U.S. Bank National Association, as trustee, or Indenture.  Pursuant to their terms, the Convertible Notes will be convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, as discussed in more detail below. The Convertible Notes have an initial conversion rate of 58.0552 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $17.22 per share of common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, including but not limited to, stock splits and dividends, rights offerings, cash dividends, or a make-whole fundamental change (as described in the Indenture).

We may not redeem the Convertible Notes prior to March 15, 2022.  We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after March 15, 2022 if certain conditions are met, including, but not limited to, that the last reported sales price per share of our common stock has exceeded 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter.

Noteholders may convert their Convertible Notes at their option only in the following circumstances:

•

at any time during a calendar quarter after June 30, 2018, if the last reported sales price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

•

during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, referred to as the measurement period) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;

•	upon the occurrence of certain corporate events or distributions on our common stock;
•	we call the Convertible Notes for redemption; and
•	at any time from, and including, September 15, 2024 until the close of business on the scheduled trading day immediately before the maturity date.

We also have other credit facilities under which we have borrowed funds, including notes payable to lessors for tenant improvements made to leased facilities. For further details, see Note 7 to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which was filed with the SEC on December 29, 2017.

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production and development of their products. This reduces our need for financing and lowers the manufacturing cost of these products for those partners, but generally limits our ability to use this equipment for our own or other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended March 31,
	2018	2017
Cash used by operating activities	$(23,013)	$(16,188)
Cash used by investing activities	(2,612)	(1,923)
Cash provided by financing activities	62,380	18,852

Cash Flows from Operating Activities  — Cash used by operating activities for the six months ended March 31, 2018 was $23.0 million, primarily driven by our net loss of $31.3 million, as we continued to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $6.1 million, were all consistent with normal operations with the exception of the $2.2 million loss on extinguishment of long-term debt. The $2.2 million in cash provided by changes in operating assets and liabilities as of March 31, 2018 compared to their balances as of September 30, 2017 was the result of offsetting sources and uses of cash, including:

•

$1.5 million in cash provided by an increase in accounts payable, resulting primarily from increased spending related to research and development expenses, including clinical trial costs incurred but not paid;

•

$0.6 million in cash provided by a decrease in prepaid expenses and other current assets, primarily related to timing of payment of insurance premiums and monthly amortization of prepaid insurance balances; and

•	$0.5 million in cash provided by a decrease in accounts receivable, primarily related to the timing of partner payments; partially offset by:
•	a $0.5 million use of cash from a decrease in deferred contract revenues as a result of the recognition of revenue related to upfront payments received from partners for development activities.

Cash used by operating activities for the six months ended March 31, 2017 was $16.2 million, which was primarily driven by our net loss of $21.5 million.  We continue to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities.  Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $3.8 million, were all consistent with normal operations. The $1.5 million cash provided by changes in operating assets and liabilities was the result of offsetting sources and uses of cash, including:

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

Cash Flows from Investing Activities  — Cash used by investing activities for the six months ended March 31, 2018 was $2.6 million, consisting of capital expenditures of $2.1 million for equipment and leasehold improvements to support operations and expenditures of $0.5 million relating to the acquisition of patent and licensing rights.

Cash used by investing activities for the six months ended March 31, 2017 was $1.9 million, consisting of capital expenditures of $1.4 million for equipment and leasehold improvements to support operations, and expenditures of $0.5 million relating to the acquisition of patent and licensing rights.

Cash Flows from Financing Activities — Cash provided by financing activities for the six months ended March 31, 2018 was $62.4 million, consisting primarily of $120.0 million in cash provided by proceeds from the issuance of the Convertible Notes, $0.2 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP, and $0.2 million provided from the exercise of stock options. The cash provided by financing activities was partially offset by a $52.5 million use of cash for prepayment in full of the term loan principal to CRG, a $3.3 million use of cash for payment of issuance costs associated with the Convertible Notes, and a $2.2 million use of cash for payment of extinguishment costs related to the CRG loan.

Cash provided by financing activities for the six months ended March 31, 2017 was $18.9 million, consisting primarily of $18.5 million in net proceeds from the issuance of common stock in connection with our underwritten public offering, $0.2 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP, and $0.2 million provided from the exercise of stock options.

Contractual Obligations

As of March 31, 2018, there were no material changes in our commitments under contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, and other debt- and equity-linked instruments have the greatest potential impact on our condensed financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)”, or ASU 2014-09. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in “Revenue Recognition, (Topic 605)” and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. These ASUs are effective for public companies with annual reporting periods, and interim periods within those years, beginning after December 15, 2017, and permits the use of either the retrospective or modified retrospective method, with early adoption permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which further clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which addresses narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition and provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which clarifies areas for correction or improvement in the Codification.

We will adopt the new revenue recognition standard on October 1, 2018, utilizing the modified retrospective method. We are in the process of evaluating the impact the adoption of this standard will have on our financial statements and have performed an initial review of our major contracts with partners.  Based on the initial reviews, we believe the adoption of the new standard will not have a significant quantitative impact on product revenues, as the timing of revenue recognition for product sales, profit sharing and royalties is not expected to significantly change.  For our collaboration and partner arrangements, the consideration we are eligible to receive under these arrangements typically consists of nonrefundable upfront payments, reimbursement of research and development costs and milestone payments.  We believe the adoption of the new standard will not have a significant quantitative impact on the revenue recognition of the reimbursement of research and development costs as the timing of the revenue recognition is not expected to significantly change.  We continue to review the impact that this new standard will have on the timing of recognition for nonrefundable upfront payments and milestone payments as well as on our financial statement disclosures and have not made a determination on the impact to our financial statements. We are evaluating changes to our accounting processes, internal controls and disclosures to support the new standard

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are evaluating the effect, if any, this ASU may have on our future financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting.”  This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification, and provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply the modification accounting described in Topic 718. This guidance states that an entity should account for the effects of a modification unless all three of the following conditions are met:

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

Income Taxes

There have been no material changes under income taxes as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, with the exception of the following:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the 2017 Tax Act.  The 2017 Tax Act makes broad and complex changes to the U.S. tax code and will affect the Company’s fiscal year ending September 30, 2018, including, but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and creating limitations on net operating losses, or NOLs, generated after December 31, 2017. Because our fiscal years do not coincide with the federal tax year, Section 15 of the Internal Revenue Code requires that our fiscal year ending September 30, 2018 will have a blended corporate tax rate of 24.53 percent, which is based on the applicable tax rates in effect before and after December 31, 2017 weighted by the number of days in our fiscal year before and after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin 118, or SAB 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the 2017 Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

Our analysis of the impact of the 2017 Tax Act is incomplete, as we do not have the necessary information available, prepared, or analyzed in reasonable detail to make reasonable estimates of the effects as of March 31, 2018.  We expect the 2017 Tax Act will result in a decline in deferred tax assets as a result of the lower U.S. corporate tax rate. However, due to the existence of a full valuation allowance, the impact on income tax expense will be immaterial.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $94.2 million as of March 31, 2018.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market funds.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We have borrowed $120.0 million under the Convertible Notes. The interest rate of our borrowings under the Convertible Notes is fixed.  As of March 31, 2018, the carrying value of the Convertible Notes, net of the portion of proceeds allocated to equity and net of debt discount and issuance costs was $68.2 million.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

We have incurred significant operating and net losses since our inception. For fiscal 2017, we recorded net revenues of $31.9 million and net loss of $47.8 million. For fiscal 2016, we recorded net revenues of $33.0 million and net loss of $36.7 million. For the six months ended March 31, 2018, we recorded net revenues of $19.4 million and net loss of $31.3 million. As of March 31, 2018, we had stockholders’ equity of $36.3 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near-term as we expand our operations and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Whitestrips, and although we are generating revenues from sales of our products, there may be additional declines in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products and, in addition, we have incurred liability in the past in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2017 and fiscal 2016 were $2.2 million and $6.4 million, respectively. In March 2017, Mayne acquired the rights to the transdermal fentanyl agreements from Par, a wholly-owned subsidiary of Endo, and is marketing the product in the United States. Our product revenues from Fentanyl TDS declined in fiscal 2017 compared to fiscal 2016 as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. We expect that our revenues from Fentanyl TDS in fiscal 2018 will be lower than fiscal 2017 as a result of continued pressure on market pricing and the timing of orders from Mayne.

Fentanyl TDS relies on a reservoir patch design instead of a matrix patch design. Although both reservoir and matrix patches have been subject to safety concerns and recalls in the past, our current competitors, most of whom use a matrix patch, may raise questions about the design and safety of a reservoir patch and the FDA may decide that the current reservoir patch design is a less safe design and may require the use of matrix patch technology instead. This would result in a more substantial decrease in our revenues and could harm our operating results.

Our product revenues from Clonidine TDS in fiscal 2017 and fiscal 2016 were $3.7 million and $6.8 million, respectively. The product revenues in fiscal 2017 decreased compared to fiscal 2016 due to increased competition resulting in fewer units shipped, and lower profit sharing earned as Mayne’s market share and pricing both declined. In August 2016, Teva completed its acquisition of the generic business of Allergan, which resulted in the divestiture of the Clonidine TDS product to Mayne. We expect that our product revenues from Clonidine TDS in fiscal 2018 will be higher than fiscal 2017 revenues, but product revenues beyond 2018 could be impacted by these trends as well as those factors described in further detail in “—Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates and cause disruption in our business.”

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

The majority of our revenues come from only a few partners. For fiscal 2017, three partners, Mayne, P&G and Agile, individually comprised approximately 22%, 53%, and 18%, respectively, of our total revenues, and for the six months ended March 31, 2018, the same three partners individually comprised approximately 24%, 51% and 24%, respectively. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners, or a material reduction in their purchases or their market pricing or a failure to obtain regulatory approval for any of our partners’ pipeline products, could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

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

At any time, we or our partners may decide to discontinue the development of a drug product candidate or not to continue commercializing a marketed product for a variety of reasons, including the appearance of new technologies that make our product obsolete, the position of our partner in the market, competition from a competing product, failure of our partners or us to design and conduct successful clinical trials or obtain regulatory approval for our product candidates, unacceptable safety profile of a product candidate, or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our partners terminates a development program or ceases to market an approved or commercial product, we will not receive any future milestone payments, royalties or transfer payments relating to that program or product under our partnership agreement with that party.

Our near-term product revenue growth heavily relies on the success of the Twirla contraceptive patch.

The near-term growth of our product revenues heavily relies on the approval and successful launch of Agile’s product candidate, the Twirla®  contraceptive patch, also referred to as AG200-15. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for Twirla, has conducted Phase 3 clinical studies and filed a New Drug Application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter, or CRL, in February 2013, identifying certain issues, including a request for additional clinical data from an additional Phase 3 clinical trial, as well as chemistry, manufacturing and control, or CMC, information, which needed to be addressed before approval could be granted. In January 2017, Agile announced top-line data from its third Phase 3 clinical trial initiated after receipt of the 2013 Complete Response Letter. In June 2017, Agile resubmitted its NDA and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review. Agile’s PDUFA goal date for the resubmission was December 26, 2017.

On December 22, 2017, Agile disclosed that the FDA had issued a Complete Response Letter in response to the resubmission of its NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile reported that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that observations noted during an inspection of our facility must be resolved. Agile further reported that the CRL also recommended that Agile address the implications of clinical trial subject patch compliance, and withdrawal and dropout rates. Agile has disclosed that it has met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. Agile also reported that it will be better able to determine the timeline for resubmission of the Twirla NDA after receipt of the final meeting minutes from the FDA. We cannot assure you that Agile will be able to ultimately obtain regulatory approval for the Twirla product candidate, or that we will receive FDA approval to manufacture the product. If we or Agile fail to achieve any of these critical activities, or experience significant delays in doing so, our near-term growth prospects would be limited, and it would create uncertainty around the value and usefulness of the Twirla manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the Twirla contraceptive patch in collaboration with Agile. The success of the Twirla product would be an important factor in the growth of our manufacturing business over the next few years. We received revenues from scale-up and manufacture of this product in calendar 2017, and, prior to Agile’s announcement on December 22, 2017 that it had received a CRL on its NDA for this product candidate, we had expected additional revenues from the remaining scale-up activities as well as commercial manufacture beginning in fiscal 2018. We expect that the CRL will delay Twirla commercial manufacturing revenues, if any, to after fiscal 2018 and, depending on the outcome of Agile’s interactions with the FDA on the issues raised in the

CRL, there may also be a reduction in our 2018 contract research and development revenues, the majority of which were expected to come from pre-commercial activities related to Twirla. Further, if Twirla is not approved and launched, or if we are not approved as a manufacturer of Twirla, we will not realize our anticipated revenue growth. In addition, we have not agreed upon certain commercial terms related to the commercial supply of Twirla to Agile, including transfer pricing, which require further negotiation. If we are unable to agree upon terms, this could further delay the launch timing of the product and negatively impact our revenues.

Further, one of the three buildings in our manufacturing campus in Grand Rapids, Michigan has been built out and exclusively dedicated for the anticipated commercial production of Twirla. Agile owns all of the manufacturing equipment dedicated to the production of Twirla, and we own all of the building improvements necessary to manufacture in a GMP environment. Although some of the manufacturing equipment used in that building may be repurposed for other uses with Agile’s permission, it would be expensive and time consuming to do so. If Twirla is not approved and successfully launched, if we do not receive regulatory approval to manufacture the product or if market adoption is less than forecasted, our business and financial growth prospects would be significantly harmed.

We are dependent on numerous third parties in our supply chain for the commercial supply of our products, and if we fail to maintain our supply relationships with these third parties, develop new relationships with other third parties or suffer disruptions in supply, we may be unable to continue to commercialize our products or to develop our product candidates.

We rely on a number of third parties for the supply of active ingredients and other raw materials for our products and the clinical supply of our product candidates. Our ability to commercially supply our products and to develop our product candidates depends, in part, on our ability to successfully obtain the active pharmaceutical ingredients used in the products, in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. If we fail to develop and maintain supply relationships with these third parties, we may be unable to continue to commercialize our products, or develop any other product candidates.

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

If our third-party suppliers fail to deliver the required commercial quantities of sub-components and starting materials on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement suppliers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and on a timely basis, the continued commercialization of our products and the development of our product candidates would be impeded, delayed, limited or prevented, which could harm our business, results of operations, financial condition and prospects.

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

Many pharmaceutical companies are developing transdermal drug delivery systems, including 3M, Johnson & Johnson, Lohmann Therapie-Systeme, Mylan, Hisamitsu (through its subsidiary, Noven), and Teva. Some of these transdermal systems under development, if successfully commercialized, would directly compete with our proprietary products, including Corplex Donepezil. In the field of microneedle transdermal systems, other participants include 3M, Zosano, Theraject, Micron Biomedical, Lohmann Therapie-Systeme, Fujifilm and several academic institutions. Several of these competitors may also partner with larger pharmaceutical companies, which could provide them with significantly increased resources to develop and market their products.

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

Our competitors may develop products that are more effective, better tolerated, more adhesive, less irritating to the skin, subject to fewer or less severe side effects, more useful, more widely- prescribed or accepted, or less costly than ours. In addition, since transdermal products are worn by patients over an extended time period compared to other dosage forms, they need to be acceptable to patients and caregivers in terms of ease of use, comfort and wearability. For each product we commercialize, sales and marketing efficiency, payor reimbursement and formulary access are likely to be significant competitive factors. We do not have internal sales or marketing departments, and there can be no assurance that we can develop or contract out these capabilities in a manner that will be cost-efficient and competitive with the sales and marketing efforts of our competitors, especially because some or all of those competitors could expend greater economic resources than we do and/or employ third-party sales and marketing channels. Such competition could lead to reduced market share for our products and contribute to downward pressure in our pricing, which could harm our business, results of operations, financial condition and prospects.

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

For our products that are available only by prescription, successful sales by our partners depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and private third-party payors is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Our proprietary self-funded drug development programs incorporate active drug ingredients that have been previously approved and marketed and that generally are available as less expensive generic products in non-transdermal dosage forms. If our products do not demonstrate superior efficacy or safety profiles or other benefits compared to existing products or dosage forms, they may not qualify for coverage and reimbursement. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments or co-insurance payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, the market for our products will depend significantly on access to third-party payors’ drug formularies, which are the lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available.

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

Our MicroCor technology, utilizing proprietary microneedle arrays, has not been incorporated into a therapeutic commercial product and is still at a relatively early stage of development. Although we have conducted clinical trials for our product candidate MicroCor hPTH(1-34), additional studies are required for this product candidate and there is no guarantee that future clinical trials will prove that the technology is effective or does not have harmful side effects. Any failures or setbacks in utilizing our MicroCor technology, including adverse effects resulting from the use of this technology in humans, could have a detrimental impact on this product candidate and our ability to enter into new corporate collaborations regarding this technology, which would harm our business and financial position. To date, no pharmaceutical product incorporating microneedle technology has been approved by the FDA for commercial sale.

In addition, our MicroCor product candidates have been manufactured in small quantities for preclinical studies and Phase 1 and Phase 2a clinical trials. In the future, preparation for later stage clinical trials and potential commercialization would require us to take steps to increase the scale of production of MicroCor product candidates. In order to conduct larger or late-stage scale clinical trials for a MicroCor product candidate and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to increase successfully the manufacturing capacity for any such product candidates in a timely or cost-effective manner or at all. Significant scale-up of manufacturing may require additional processes, technologies and validation studies, which are costly and could require additional sources of funding, may not be successful and may not be approved by the FDA. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up the manufacture of any MicroCor product candidate in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting drug products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

The development and potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, if we are unable to find a partner for our Corplex Donepezil product, we may have to access other sources of funding to commercialize the product, which may adversely impact our financial results.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and experience, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential formulary coverage and reimbursement for the subject product candidate, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than a collaboration with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. In addition, we cannot be assured that we will be able to maintain our planned timelines. Even successfully- completed large-scale clinical trials may not result in marketable products. If any of our product candidates fail to achieve the primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may face challenges in clinical trial protocol design.

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

Due to our reliance and our partners’ reliance on third-party contract research organizations to conduct our clinical trials, we are unable to directly control or monitor the timing, conduct, expense and quality of our clinical trials, which could adversely affect our clinical data and results and related regulatory approvals.

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

We may need to further increase the size and complexity of our organization in the future, and we may experience difficulties in executing our growth strategy and managing any growth.

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

Our research and development activities and our manufacturing activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our products and product candidates and other hazardous compounds. We are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our facilities pending use and disposal and we dispose of certain materials directly through incineration. We cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our employees and others, and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures we utilize for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers, (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition, (Topic 605).” We anticipate adopting this new standard on the effective date of October 1, 2018, utilizing the modified retrospective method. We are in the process of evaluating the impact the adoption of this standard will have on our financial statements and evaluating potential changes to our accounting processes, internal controls and disclosures to support the new standard. Any additional new accounting standards could have a significant effect on our reported financial results, which could in turn cause our stock price could decline. For further discussion, see “—Recent Accounting Pronouncements.”

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

The Tax Cuts and Jobs Act of 2017 has significantly changed the U.S. federal income taxation of corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

Our analysis of the impact of the Tax Cuts and Jobs Act of 2017 is incomplete, and we have not been able to make reasonable estimates of the effects as of the date hereof. Therefore, we have not recorded any provisional adjustments. We expect the Tax Cuts and Jobs Act of 2017 will result in a decline in deferred tax assets as a result of the lower U.S. corporate income tax rate; however, due to the existence of a full valuation allowance the impact on income tax expense will likely be immaterial.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities. For further discussion, see “—Income Taxes.”

Risks Related to Our Financial Position and Capital Requirements

We have had significant and increasing operating expenses and in the future may require additional funding to continue as a going concern.

With the issuance of the Convertible Notes in March 2018, we believe that our existing cash and cash equivalents will be sufficient to fund operations as currently planned beyond the next 12 months, which alleviates the substantial doubt that existed in prior periods regarding our ability to continue as a going concern. We have based this belief on assumptions and estimates that may prove to be wrong, and we could spend our available financial resources less or more rapidly than currently expected. We may continue to require additional sources of cash to develop product candidates and to fund development and commercialization operations. In the event that additional financing is required, we intend to seek additional capital through collaborative or other funding arrangements with partners, equity and/or debt financings, or through other sources of financing. We may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue one or more of the product development programs or commercialization efforts or other aspects of our business plans, and our business, operating results and financial condition would be adversely affected.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and amount of revenues from sales of our approved products and any subsequently approved product candidates, including the product candidates of our partners, that are commercialized;
•	the timing, rate of progress and cost of any ongoing or future clinical trials and other product development activities for our product candidates that we may develop, in-license or acquire;
•	the size and cost of our commercial infrastructure;
•	the timing of FDA approval of our product candidates and the product candidates of our partners, if at all;
•	costs associated with marketing, manufacturing and distributing any subsequently approved product candidates;
•	costs and timing of completion of any additional outsourced commercial manufacturing supply arrangements that we may establish;
•	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our products and our product candidates;
•	costs associated with prosecuting or defending any litigation that we are or may become involved in and any damages payable by us that result from such litigation;
•	costs associated with any product recall that could occur;
•	costs of operating as a public company;
•	the effect of competing technological and market developments;
•	our ability to acquire or in-license products and product candidates, technologies or businesses;
•	personnel, facilities and equipment requirements; and
•	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may undertake.

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

Our level of debt and related debt service obligations could have important adverse consequences to us, including:

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
•

subjecting us to financial and other restrictions in any future debt instruments, the failure with which to comply could result in an event of default under the applicable debt instrument that allows the lender to demand immediate repayment of the related debt.

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

As of September 30, 2017, we had net operating loss carry forwards, or NOLs, for federal and state income tax purposes of $181.5 million and $31.4 million, respectively. If not utilized, these NOLs will expire beginning in 2026 and 2018 for federal and state income tax purposes, respectively. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. We believe that, with our initial public offering, or the IPO, and other transactions that have occurred over the past four years, we may have triggered an ‘‘ownership change’’ limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Furthermore, under the Tax Cuts and Jobs Act of 2017, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, fewer units sold or decreased unit pricing of certain marketed products directly reduces our profit sharing revenues. In connection with Teva’s acquisition of the generic business of Allergan, it divested the Clonidine TDS product to Mayne in August 2016. Since the acquisition, Mayne has had a lower market share and reduced pricing compared to Teva, and if either of those trends continue or accelerate, it would adversely affect our operating results. In addition, product revenues related to Fentanyl TDS declined in fiscal 2017 compared to fiscal 2016 as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. Although orders and forecasts have generally increased since Mayne acquired the product, we expect that our product revenues from Fentanyl TDS in fiscal 2018 will be lower than fiscal 2017 as a result of continued pressure on market pricing and the timing of orders from Mayne. Furthermore, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair market value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, stock price volatility, and industry comparables, the magnitude of the expense that we must recognize may vary significantly. Finally, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

Even after we achieve U.S. regulatory approval for a product, or after we or our partners commercialize an FDA-regulated product that does not require premarket approval (such as the P&G consumer teeth whitening products), we will be subject to continued regulatory review and compliance obligations. For example, with respect to our drug products, the FDA may impose significant restrictions on the approved indicated uses for which the product may be marketed or on the conditions of approval. A drug product’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product. We will also be subject to ongoing FDA obligations and continued regulatory review with respect to the manufacturing, processing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practice, or cGMP, requirements, which are regulations addressing the proper design, monitoring, and control of manufacturing processes and facilities, and with the FDA’s Good Clinical Practice, or GCP, and the FDA’s Good Laboratory Practice, or GLP, requirements, which are regulations and guidelines enforced by the FDA for all of our products in clinical and pre-clinical development, and for any clinical trials that we conduct post-approval. To the extent that a product is approved for sale in other countries, we may be subject to similar restrictions and requirements imposed by laws and government regulators in those countries.

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

Since 2010, the FDA has inspected our facility several times and has issued Forms 483 identifying inspectional observations. Our most recent inspection was a general inspection and a pre-approval inspection for the Twirla NDA product, pursuant to which the FDA issued a Form 483 with three observations. We have promptly responded to these observations as a part of our ongoing obligations under the FDA’s quality system regulation. The FDA has advised us that the status of our manufacturing facilities remain at Voluntary Action Indicated, or VAI, which means that no regulatory action by the FDA is required. We have not received approval for commercial manufacture of the Twirla product, for which an NDA submitted by Agile has not yet been approved, and cannot assure you that we will receive approval in the future.

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

There has been an increased public awareness of the problems associated with the potential for abuse of opioid-based medications. Federal, state and local governmental agencies have increased their level of scrutiny of commercial practices of companies marketing and distributing opioid products, resulting in investigations, litigation and regulatory intervention affecting other companies. A number of counties and municipalities have filed lawsuits against pharmaceutical wholesale distributors, pharmaceutical manufacturers and retail chains related to the distribution of prescription opioid pain medications. Policy makers and regulators are seeking to reduce the impact of opioid abuse on families and communities and are focusing on policies aimed at reversing the potential for abuse. In furtherance of those efforts, FDA has developed an Action Plan and has committed to enhance safety labeling, require new data, strengthen post-market requirements, update the REMS program, expand access to and encourage the development of abuse-deterrent formulations and alternative treatments, and re-examine the risk-benefit profile of opioids to consider the wider public health effects of opioids, including the risk of misuse. For example, at the FDA’s request, Endo Pharmaceuticals, Inc. voluntarily withdrew its opioid OPANA®  ER from the market due to the FDA’s concerns regarding the risks associated with use of the product. Several states also have passed laws and have employed other clinical and public health strategies to curb prescription drug abuse, including prescription limitations, increased physician education requirements, enhanced monitoring programs, tighter restrictions on access, and greater oversight of pain clinics. This increasing scrutiny and related governmental and private actions, even if not related to a product that we make, could have an unfavorable impact on the overall market for opioid-based products such as our Fentanyl TDS product, or otherwise negatively affect our business.

In addition to the level of commercial success of our approved products, our future growth is also dependent on our ability to successfully develop a pipeline of product candidates, and we cannot give any assurance that any of our product candidates will receive regulatory approval or that any approved products will be successfully commercialized.

Our long-term growth will be limited unless we successfully develop a pipeline of additional product candidates. We do not have internal new drug discovery capabilities, and our primary focus is on developing improved transdermal drug delivery systems by reformulating FDA-approved drugs using our proprietary technologies. This process involves several challenges, including the ability to successfully formulate products that can cross the skin at sufficient rates and do not cause significant skin irritation.

Near-term revenue growth in our manufacturing business is dependent on the ability of our collaboration partner, Agile, to gain FDA approval of the Twirla transdermal contraceptive patch and for the product to be brought to market. Agile has conducted three Phase 3 clinical studies and had initially filed an NDA with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter in February 2013 identifying certain issues, including a request for additional clinical data and chemistry, manufacturing and control, or CMC, information, which needed to be addressed before approval could be granted. In June 2017, Agile resubmitted its NDA and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review. Agile’s PDUFA goal date for the resubmission was December 26, 2017.

On December 22, 2017, Agile announced that the FDA had issued a Complete Response Letter in response to the resubmission of their NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile disclosed that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that the observations noted during the inspection of our facility must be resolved. Agile further reported that the CRL also recommended that Agile address the implications of clinical trial subject patch compliance and withdrawal and dropout rates. Agile disclosed that it has met with the FDA in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla. Agile also reported that it will be better able to determine the timeline for resubmission of the Twirla NDA after receipt of the final meeting minutes from the FDA. Even if Twirla is eventually approved by the FDA, Mylan has successfully marketed a generic version of the Ortho Evra contraceptive patch since April 2014, so the Twirla product may face established competition in the contraceptive patch market. In addition, the FDA conducted a pre-approval inspection of our manufacturing facility for the Twirla NDA in the fall of 2017 and we have not yet received approval for commercial manufacture of the Twirla product. We cannot assure you that Agile will be able to obtain regulatory approval for the Twirla product, or successfully launch and commercialize the product, or that we will receive approval to manufacture the product, any of which would limit our near-term growth prospects, and would create uncertainty around the value and usefulness of our Twirla manufacturing facility and equipment. We have one partnered product candidate that is the subject of a pending ANDA submitted by our partner to the FDA, and other product candidates in clinical development. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries. Obtaining approval of an NDA or ANDA (or foreign equivalents) is a lengthy, expensive and uncertain process. The FDA and other regulatory authorities in foreign countries also have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons.

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

Any of our product candidates may fail to achieve their specified endpoints in clinical trials. For example, while we have received positive results in the Corplex Donepezil pilot bioequivalence study, the FDA may ultimately request additional clinical data in the context of an NDA review. If that were to occur, future studies may not be consistent with these earlier positive results. Although we have stored the blood samples from the second BE study for later analysis, there can be no assurances that the samples will remain stable throughout the length of the NDA review period. In addition, we are required to perform certain ancillary studies to be included in our NDA submission and we cannot guarantee that the results of these studies will be positive. Further, we cannot be assured that we will be able to maintain our planned timelines. Furthermore, product candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with the design of clinical trials and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we or our partners request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we or our partners believe are necessary or desirable for the successful commercialization of our product candidates.

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
•

delays in obtaining regulatory authorization to commence a study, or ‘‘clinical holds’’ or delays requiring suspension or termination of a study by a regulatory agency, such as the FDA, before or after a study is commenced;

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

We have conducted and may in the future choose to conduct one or more of our clinical trials outside the United States. For example, our CRO conducted the Phase 1 and Phase 2a clinical trials for our MicroCor hPTH(1-34), and the Phase 1 trials for our Corplex Donepezil and Corplex Memantine products in Australia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of such study data by the FDA is subject to certain conditions. For example, the study must be conducted in accordance with GCP requirements and the FDA must be able to validate the data from the study through an onsite inspection if it deems such inspection necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data is considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, such studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept any such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, including the development and commercial launch of any product candidates impacted by such a decision by the FDA.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we or our partners would need to generate in order to obtain FDA approval. If the FDA does not allow us or our partners to pursue the Section 505(b)(2) regulatory pathway as anticipated, we or our partners may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. Moreover, an inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we or our partners are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

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

We are in active consultations with a small number of non-U.S. regulatory bodies to determine whether regulatory approval based upon bioequivalence would be possible. We have received feedback from two leading European regulatory agencies, based on review of our pilot study results, that the bioequivalence regulatory pathway is available for Corplex Donepezil in those countries. In addition, we have had preliminary consultations with Pharmaceuticals and Medical Devices Agency, Japan, who have indicated that regulatory approval based on bioequivalence in Japan is not available at this time. If non-U.S. regulatory bodies determine that the bioequivalence pathway is not available, we will need to perform more expensive, time-consuming preclinical tests and/or clinical trials, likely including clinical efficacy and safety studies to seek regulatory approval in the relevant non-U.S. jurisdictions or we will not be able to commercialize our Alzheimer’s product candidates in these jurisdictions. Even in countries where the bioequivalence pathway is available, the regulatory agencies are likely to require us to repeat the BE studies using local study subjects and the reference product approved in the relevant country, which would result in additional expense and time before Corplex Donepezil could be approved in those jurisdictions. Further, we cannot assure you that these additional BE studies will be successful.

While the ability to obtain approval on the basis of a single pharmacokinetic bioequivalence study would save expense and time, this regulatory pathway will not allow us to market our products based on any potential advantages with respect to the rate of adverse events, such as gastrointestinal side effects, compared to the existing oral formulations of these products. We would need to perform additional, expensive, time-consuming studies in Alzheimer’s patients to generate data to demonstrate any of these potential benefits. We cannot guarantee that these additional studies, if performed, would demonstrate the superiority of our products. Further, if no benefit is shown from these studies, this could have an adverse impact on the competitive position of our products in the marketplace, which could harm our business, results of operations, financial condition and prospects. In addition, we cannot be assured that there will be any particular exclusivity allowance for our products under the single bioequivalence regulatory pathway.

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

Agile has conducted three Phase 3 clinical studies of its product candidate, Twirla. The safety population in the first two of these studies included patients who received at least one dose of either Twirla or a combination oral contraceptive. In the combined safety population of Agile’s Phase 3 trials, there were a total of 22 serious adverse events, or SAEs, of which 16 were from the Twirla group and three (0.2% of the overall Twirla safety population) of which were considered to be possibly related to the study drug. In the third Phase 3 clinical trial (the ‘‘SECURE’’ trial), which was completed in December 2016 and enrolled over 2,000 women, 2.0% of those participants experienced serious adverse events, and 0.6% of the subjects had SAEs that were considered potentially study drug related. Agile has stated that it believes that, if approved, Twirla will have a label consistent with other marketed hormonal contraceptive products containing ethinyl estradiol and levonorgestrel, including labeling that warns of risks of certain serious conditions, including venous and arterial blood clot events, such as heart attacks, thromboembolism and stroke, as well as liver tumors, gallbladder disease, and hypertension. Regulatory authorities may require the inclusion of additional statements in the Twirla label, which may include a ‘‘black box’’ warning or contraindication.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future revenues and profitability and the future revenues and profitability of our partners. Federal and state lawmakers regularly propose and, at times, enact legislation that results in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, in March 2010, President Obama signed one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the Affordable Care Act. It contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to certain individuals enrolled in Medicaid managed care organizations, (ii) established annual fees on manufacturers of certain branded prescription drugs and (iii) enacted a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. The Bipartisan Budget Act of 2018, signed into law by President Trump on February 9, 2018, increased the point-of-sale discount manufacturers must agree to offer under the Medicare part D coverage gap discount program from 50% to 70%, starting in 2019.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers. On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018, which, among other things, extended the 2% reduction in Medicare payments that originally went into effect on April 1, 2013 through fiscal year 2027. The Bipartisan Budget Act of 2018 also raised the spending cap on non-defense spending for fiscal years 2018 and 2019. While healthcare funding is one component of non-defense spending, we cannot predict whether the increase in the cap on non-defense spending will have any impact on Medicare, Medicaid or other healthcare funding or, if it does, the magnitude of any such impact, nor can we predict whether levels of Medicare, Medicaid or other healthcare funding will increase or decrease in the future.

Likewise, the annual Medicare Physician Fee Schedule update, which, until recently, was based on a target-setting formula system called the Sustainable Growth Rate, or SGR, was adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR was linked to the growth in the U.S. gross domestic product, or GDP, the SGR formula often resulted in a negative payment update when growth in Medicare beneficiaries’ use of services exceeded GDP growth. Congress repeatedly intervened to delay the implementation of negative SGR payment updates. For example, on April 1, 2014, with the enactment of the Protecting Access to Medicare Act of 2014, Congress prevented the 24% cut that was to occur by continuing the previously implemented 0.5% payment increase through December 31, 2014 and maintaining a 0% payment update from January 1, 2015 through March 31, 2015. However, on April 14, 2015, Congress passed the Medicare Access and CHIP Reauthorization Act of 2015, which was signed into law by President Obama on April 16, 2015. This law repeals the

SGR methodology from the physician payment formula, institutes a 0% update to the Medicare Physician Fee Schedule for the January 1 to July 1, 2015 period, a 0.5% payment update for July 2015 through the end of 2019, and a 0% payment update for 2020 through 2025. For 2026 and subsequent years, the payment update will be either 0.75% or 0.25%, depending on which Alternate Payment Model the physician participates. The Bipartisan Budget Act of 2018 reduces the payment update for 2019 from 0.5% to 0.25%. In addition, there is increasing legislative attention to opioid abuse in the United States, including passage of the 2016 Comprehensive Addiction and Recovery Act and the 21st Century Cures Act, or the Cures Act, which, among other things, strengthens state prescription drug monitoring programs and expands educational efforts for certain populations. The Cures Act, which was signed into law on December 13, 2016 also, among other things, requires the manufacturer of an investigational drug for a serious disease or condition to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

The Bipartisan Budget Act of 2018 also includes a number of other Medicare, Medicaid and other healthcare policy and payment provisions in addition to those discussed above. These provisions include, among others:

•	increasing civil and criminal penalties for healthcare fraud and abuse laws, including, for example, increasing criminal fines for violations of the Federal Anti-Kickback Statute from
•	$25,000 to $100,000 and corresponding prison sentences from no more than five years to no more than ten years; and
•	repealing the Independent Payment Advisory Board that was established by the Affordable Care Act and intended to reduce the rate of growth in Medicare spending.

The provisions of the Bipartisan Budget Act of 2018 relating to Medicare, Medicaid and other healthcare funding are extensive and complex and, while we are continuing to evaluate their impact on our business, there can be no assurance that they will not adversely impact our business, results of operations or financial condition.

We expect that the current administration and U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has supported the repeal of all or portions of the Affordable Care Act. In January 2017, President Trump issued an executive order in which he stated that it is his Administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. In October 2017, President Trump issued another executive order that directed his Administration to expand access to (i) association health plans that allow businesses to group together to self-insure or purchase group health insurance, (ii) short-term, limited-duration insurance plans for consumers, and (iii) tax-advantaged health reimbursement arrangements that employers can establish for employees. Further, in December 2017, the U.S. Congress passed the Tax Cuts and Jobs Act, which included a provision that eliminates the penalty under the Affordable Care Act’s individual mandate and could impact the future state of the health insurance exchanges established by the Affordable Care Act. There is still uncertainty with respect to the additional impact President Trump’s Administration and the U.S. Congress may have, if any. Any changes will likely take time to unfold and could impact coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

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

We believe that the development of our Corplex Donepezil product candidate includes certain inventions that are unique and not duplicative of any prior art and we have filed multiple patent applications covering these inventions. We have received a notice of allowance on one patent and there can be no assurance that we will be successful in obtaining issued patents from the patent applications related to our Corplex Donepezil technology.

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

If we or our licensors fail to prosecute, maintain and enforce patent protection for our drug delivery technologies, products or product candidates, our ability to develop and commercialize our technologies, products or product candidates could be adversely affected and we might not be able to prevent competitors from making, using and selling competing technologies or products. This failure to properly protect the intellectual property rights relating to our technologies, products or product candidates could have a material adverse effect on our business, financial condition and results of operations. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Furthermore, in connection with our license agreement with P&G, we granted to P&G an exclusive license for certain fields of use to our Corplex technology and related know-how. P&G may sublicense their rights under that license, at any time, and we do not have any assurance that they will continue to use us as their development partner in the future.

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

A substantial portion of our partners’ products and product candidates are generic versions of pre-existing brand name drugs and we may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our partners’ products and/or product candidates and/or proprietary technologies infringe their intellectual property rights, including litigation resulting from filing under Paragraph IV of the Hatch-Waxman Act. These lawsuits could claim that there are existing patent rights for such drug and this type of litigation can be costly and could adversely affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. In addition to facing litigation risks directly, we have agreed to indemnify several of our partners against claims of infringement caused by our proprietary technologies, and we have entered or may in the future enter into cost-sharing agreements with some of our partners that could require us to pay some of the costs of patent litigation brought against those partners whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.

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

•	ratings downgrades by any securities analysts who follow our common stock;
•	the development and sustainability of an active trading market for our common stock;
•	future sales of our common stock by our officers, directors and significant stockholders;
•	other events or factors, including those resulting from war, incidents of terrorism, natural disasters or responses to these events;
•	changes in accounting principles;
•	the impact of dilution to our stockholders, including as a result of the conversion of the Convertible Notes; and
•	the possibility that the Notes do not convert into equity and must be repaid in cash.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. However, for as long as we are an ‘‘emerging growth company’’ under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an emerging growth company for up to five years following our IPO. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

On December 30, 2015, we entered into a sales agreement with Cantor Fitzgerald & Co., as agent pursuant to which we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock with aggregate proceeds of up to $20.0 million. As of March 31, 2018, all of the shares of common stock available for sale pursuant to the sales agreement remained available to be sold, subject to certain conditions as specified in the sales agreement, and sales of these shares could have a material adverse effect on the market price of our common stock.

In addition, on December 30, 2015, we filed a registration statement on Form S-3 (File No. 333-208800), which was declared effective by the SEC on January 20, 2016, to register for resale 9,353,304 shares of our common stock held by EWHP, or approximately 26% of our total outstanding shares of common stock as of the date of this offering memorandum. As a result, such shares are freely tradable under the Securities Act of 1933, as amended, or the Securities Act, and sales of these shares could have a material adverse effect on the market price of our common stock.

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

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. We may also be restricted from paying dividends under the terms of future indebtedness. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of any gain on your investment in our common stock will depend entirely on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Risk Factors Related to the Notes

We have indebtedness in the form of convertible senior notes, which could limit the cash flow available for our operations, adversely affect our financial condition and results of operations, and impair our ability to satisfy our obligations under the notes or respond to changes in our business.

The Convertible Notes mature on March 15, 2025, unless earlier converted or repurchased in accordance with their terms. Prior to March 15, 2022, we may not redeem the Convertible Notes.  On or after March 15, 2022, we may redeem for cash all or any portion of the Convertible Notes, at our option, if certain conditions are met, including, but not limited to, that the last reported sales price per share of our common stock has exceeded 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter.

Holders of the Convertible Notes may convert all or a portion of their Convertible Notes at their option at any time prior to the close of business on the scheduled trading day immediately prior to March 15, 2025, in multiples of $1,000 principal amount, only under the following circumstances:

•

at any time during a calendar quarter after June 30, 2018, if the last reported sales price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;

•

during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, referred to as the measurement period) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;

•	upon the occurrence of certain corporate events or distributions on our common stock;
•	we call such Convertible Notes for redemption; and
•	at any time from, and including, September 15, 2024 until the close of business on the scheduled trading day immediately before the maturity date.

The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 58.0552 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $17.22 per share of common stock. As of March 31, 2018, the Convertible Notes were convertible into 6,968,641 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, including, but not limited to, stock splits and dividends, rights offerings, cash dividends, or a make-whole fundamental change, but will not be adjusted for any accrued and unpaid interest. The conversion of some or all of the Convertible Notes into shares of our common stock will dilute the ownership interests of existing stockholders. In addition, we are required to repay amounts due under the Convertible Notes in the event that there is an event of default for the Convertible Notes. There can be no assurance that we will be able to repay this indebtedness when due, or, if necessary, that we will be able to refinance this indebtedness on acceptable terms or at all.

As a result of the issuance of the Convertible Notes, we have approximately $120 million of consolidated long-term indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•	limiting our flexibility to plan for, or react to, changes in our business;
•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes; and
•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Notes, and our cash needs may increase in the future.  In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under any of our other indebtedness.  If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and any of our other indebtedness becoming immediately payable in full.

The Convertible Notes are effectively subordinated to any of our future secured indebtedness.

The Convertible Notes are our senior, unsecured obligations and will rank equal in right of payment with any of our future senior, unsecured indebtedness, senior in right of payment to any future indebtedness that is expressly subordinated to the Convertible Notes and effectively subordinated to any of our future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.  As of March 31, 2018, we had approximately $120 million of consolidated long-term indebtedness. The Indenture governing the Convertible Notes does not prohibit us from incurring additional indebtedness, including senior or secured indebtedness, in the future.

If a bankruptcy, liquidation, dissolution, reorganization or similar proceeding occurs with respect to us, then the holders of any of our secured indebtedness may proceed directly against the assets securing that indebtedness.  Accordingly, those assets will not be available to satisfy any outstanding amounts under our unsecured indebtedness, including the Convertible Notes, unless the secured indebtedness is first paid in full.  The remaining assets, if any, would then be allocated pro rata among the holders of our senior, unsecured indebtedness, including the Convertible Notes.  There may be insufficient assets to pay all amounts then due.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and any of our other indebtedness may limit our ability to repurchase the Convertible Notes or pay cash upon their conversion.

Noteholders may require us to repurchase their Convertible Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any.  In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock.  We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion.  In addition, applicable law, regulatory authorities and the agreements governing any of our other indebtedness may restrict our ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion.  Our failure to repurchase Convertible Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture.  A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing any of our other indebtedness, which may result in that other indebtedness becoming immediately payable in full.  We may not have sufficient funds to satisfy all amounts due under such other indebtedness and the Convertible Notes.

Provisions in the Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Notes and the Indenture could make a third party attempt to acquire us more difficult or expensive.  For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Convertible Notes for cash.  In addition, if a takeover constitutes a make-whole fundamental change (as described in more detail in the Indenture), then we may be required to temporarily increase the conversion rate, which would require us to issue additional shares to the holders of the Convertible Notes upon conversion and result in additional dilution to our stockholders. In either case, and in other cases, our obligations under the Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The accounting method for the Convertible Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our financial condition and results.

Under applicable accounting principles, the initial liability carrying amount of the Convertible Notes will be valued as described in Note 4 to our financial statements included in this Quarterly Report on Form 10-Q.  We will reflect the difference between the principal amount of the Convertible Notes over the value of the liability component as debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes.  As a result of this amortization and amortization of the debt issuance costs, the interest expense we will recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income or higher reported loss.  The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock and the Convertible Notes.

In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Convertible Notes in our diluted earnings per share.  Under this method, if the conversion value of the Convertible Notes exceeds the principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Convertible Notes were converted and that we issued shares of our common stock to settle the excess.  However, if reflecting the Convertible Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Notes does not exceed their principal amount for a reporting period, then the shares underlying the Convertible Notes will not be reflected in our diluted earnings per share.  In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline.

Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability.  This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital.

We may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We may incur substantial additional debt in the future, subject to the restrictions contained in our future debt instruments. We are not restricted under the terms of the Indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the Indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In March 2018, we issued $120.0 million aggregate principal amount of 5.00% convertible senior notes due 2025 in a private placement pursuant to Rule 144A promulgated under the Securities Act and as further described in our Current Reports on Form 8-K filed with the SEC on March 5, 2018 and March 16, 2018 and elsewhere in this Quarterly Report on Form 10-Q.  The notes are convertible into shares of our common stock on the terms set forth in the Indenture.

On January 23, 2018, we issued an aggregate of 4,469 shares of our common stock to an accredited investor pursuant to the cashless net exercise of warrants to purchase an aggregate of 19,006 shares of our common stock. The issuance of these securities was exempt from registration in reliance upon Section 4(a)(2) of the Securities Act.

On May 14, 2018, we issued a warrant to purchase 350,000 shares of our common stock to Cantor Fitzgerald in connection with its role as the initial purchaser in the Company’s offering of the Convertible Notes, which has a term of 7 years, an exercise price of $17.22 per share.

Use of Proceeds

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated as of March 5, 2018, between the Company and U.S. Bank National Association (including the form of 5.00% Convertible Senior Notes due 2025)	8-K	001-36375	4.1	March 5, 2018	X

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on May 14, 2018.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)