Form 10-Q
period 2018-06-30
Corium International, Inc.
filed 2018-08-10
CIK 1594337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were approximately 36,250,261 shares of the Registrant’s Common Stock outstanding.

PART I

ITEM 1.FINANCIAL STATEMENTS

CORIUM INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	As of June 30,	As of September 30,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$82,523	$57,466
Accounts receivable	3,556	4,641
Unbilled accounts receivable	228	169
Inventories	1,686	2,300
Prepaid expenses and other current assets	924	982
Total current assets	88,917	65,558
Property and equipment, net	15,810	12,176
Intangible assets, net	7,404	7,117
TOTAL ASSETS	$112,131	$84,851
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,519	$3,978
Accrued expenses and other current liabilities	6,860	6,411
Long-term debt, current portion	49	13,172
Recall liability, current portion	119	114
Deferred contract revenues, current portion	137	626
Total current liabilities	11,684	24,301
Convertible notes, net	70,021	—
Long-term debt, net of current portion	337	39,027
Recall liability, net of current portion	1,697	1,811
Deferred contract revenues, net of current portion	3,500	3,500
Total liabilities	87,239	68,639
Commitments and contingencies
Stockholders’ equity:
Common stock, par value of $0.001 per share, 150,000,000 shares authorized; 36,244,074 and 36,004,602 shares issued and outstanding as of June 30, 2018 and September 30, 2017	36	36
Additional paid-in capital	283,826	231,457
Accumulated deficit	(258,970)	(215,281)
Total stockholders’ equity	24,892	16,212
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,131	$84,851

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product revenues	$5,901	$5,906	$18,512	$16,301
Contract research and development revenues	1,529	1,936	7,813	5,320
Other revenues	240	267	720	801
Total revenues	7,670	8,109	27,045	22,422
Costs and operating expenses:
Cost of product revenues	3,507	3,935	10,806	10,892
Cost of contract research and development revenues	2,339	2,977	9,238	7,891
Research and development expenses	8,305	9,122	30,511	22,650
General and administrative expenses	3,325	3,284	10,728	9,288
Amortization of intangible assets	183	159	541	514
Loss on disposal of equipment	4	6	4	6
Total costs and operating expenses	17,663	19,483	61,828	51,241
Loss from operations	(9,993)	(11,374)	(34,783)	(28,819)
Interest income	332	77	617	149
Interest expense	(3,370)	(2,087)	(7,903)	(6,178)
Loss on extinguishment of long-term debt	—	—	(2,258)	—
Other income	640	—	640	—
Loss before income taxes	(12,391)	(13,384)	(43,687)	(34,848)
Income tax expense	—	—	2	2
Net loss and comprehensive loss	$(12,391)	$(13,384)	$(43,689)	$(34,850)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.43)	$(1.21)	$(1.30)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,214,740	31,457,702	36,144,746	26,784,678

See accompanying notes to condensed financial statements

CORIUM INTERNATIONAL, INC.

Condensed Statement of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - September 30, 2017	36,004,602	$36	$231,457	$(215,281)	$16,212
Issuance of common stock under Employee Stock Purchase Plan	126,298	—	427	—	427
Issuance of common stock upon exercise of stock options	108,705	—	377	—	377
Issuance of common stock upon net exercise of common stock warrants	4,469	—	—	—	—
Equity component of convertible notes, net of issuance costs of $2.5 million	—	—	46,154	—	46,154
Warrant issued in connection with the convertible note offering	—	—	1,792	—	1,792
Stock-based compensation expense	—	—	3,619	—	3,619
Net loss and comprehensive loss	—	—	—	(43,689)	(43,689)
Balance - June 30, 2018	36,244,074	$36	$283,826	$(258,970)	$24,892

See accompanying notes to condensed financial statements.

CORIUM INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss and comprehensive loss	$(43,689)	$(34,850)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property and equipment	703	801
Loss on disposal of equipment	4	6
Amortization of intangible assets	541	514
Noncash amortized debt discount and issuance costs on convertible notes	2,379	—
Noncash amortized debt discount and issuance costs on long-term debt and capital leases	172	285
Stock-based compensation expense	3,619	2,711
Issuance of payment-in-kind notes in lieu of cash interest payments	—	1,369
Loss on extinguishment of long-term debt	2,258	—
Other income	(640)	—
Changes in operating assets and liabilities:
Accounts receivable	1,085	(241)
Unbilled accounts receivable	(59)	86
Inventories	614	(97)
Prepaid expenses and other current assets	58	208
Accounts payable	199	2,530
Accrued expenses and other current liabilities	974	110
Deferred contract revenues	(489)	(234)
Recall liability	(109)	(351)
Net cash used by operating activities	(32,380)	(27,153)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,999)	(1,974)
Payments for patents and licensing rights	(828)	(813)
Net cash used by investing activities	(4,827)	(2,787)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes	120,000	—
Payments for convertible notes issuance costs	(3,772)	—
Proceeds from issuance of common stock, net of issuance costs	—	56,136
Principal payments on long-term debt	(52,537)	(58)
Payments for long-term debt extinguishment costs	(2,231)	—
Principal payments on capital lease obligations	—	(73)
Proceeds from exercise of stock options	377	229
Proceeds from issuance of common stock under Employee Stock Purchase Plan	427	436
Net cash provided by financing activities	62,264	56,670
NET INCREASE IN CASH AND CASH EQUIVALENTS	25,057	26,730
CASH AND CASH EQUIVALENTS — Beginning of period	57,466	39,833
CASH AND CASH EQUIVALENTS — End of period	$82,523	$66,563

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,434	$4,524
Cash paid for income taxes	$6	$4
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in accounts payable	$372	$310
Warrant issued in connection with convertible note offering	$1,792	$—
Unpaid transaction costs associated with issuance of long-term debt	$—	$544

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The interim balance sheet as of June 30, 2018, statements of operations and comprehensive loss for the three and nine months ended June 30, 2018 and 2017, statement of stockholders’ equity for the nine months ended June 30, 2018, and statements of cash flows for the nine months ended June 30, 2018 and 2017 are all unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2018, its results of operations for the three and nine months ended June 30, 2018 and 2017, and its cash flows for the nine months ended June 30, 2018 and 2017. The financial data and the other financial information contained in these notes to the financial statements related to the nine-month periods are also unaudited. The results of operations for the nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending September 30, 2018 or for any future annual or interim period. The balance sheet as of September 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Liquidity

With the exception of fiscal 2013, the Company has incurred losses from operations since fiscal 2006 and has an accumulated deficit of $259.0 million as of June 30, 2018. The Company has financed its operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

During the nine months ended June 30, 2018, the Company issued $120.0 million aggregate principal amount of convertible notes (the “Convertible Notes”) due in 2025 (see Note 4). The Company used the proceeds from the issuance of the Convertible Notes to prepay in full all outstanding borrowings, fees and other amounts due under the earlier term loan agreement with CRG, a structured debt and equity investment management firm.  With the addition of the $61.5 million net proceeds arising from the issuance of the Convertible Notes and simultaneous retirement of the CRG indebtedness, the Company believes that its existing cash and cash equivalents will be sufficient to fund operations as currently planned beyond the next 12 months. Consequently, the Company believes there is no longer substantial doubt regarding its ability to continue as a going concern because the Company is no longer required to maintain compliance with covenants related to liquidity or revenues. The unaudited condensed financial statements as of June 30, 2018 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months.

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

For both the three and nine months ended June 30, 2018, three partners accounted for 100% and 99% of the Company’s revenues and three partners accounted for 99% of accounts receivable as of June 30, 2018. For the three and nine months ended June 30, 2017, three partners accounted for 96% and 93% of the Company’s revenues. As of September 30, 2017, three partners accounted for 88% of accounts receivable.

Comprehensive Income (Loss)

For the three and nine months ended June 30, 2018 and 2017, the Company did not recognize any other comprehensive income (loss) and, therefore, the net loss and comprehensive loss was the same for all periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)” (“ASU 2014-09”). This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. These ASUs are effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017 for public companies and permits the use of either the retrospective or modified retrospective method, with early adoption permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which further clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” which addresses narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition and provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which clarifies areas for correction or improvement in the Accounting Standards Codification.

The Company will adopt the new revenue recognition standard effective October 1, 2018, utilizing the modified retrospective method. The Company is in the process of evaluating the impact the adoption of this standard will have on its financial statements and has performed an initial review of its major contracts with partners.  Based on the initial reviews, the Company believes the adoption of the new standard will not have a significant quantitative impact on product revenues, as the timing of revenue recognition for product sales, profit sharing and royalties is not expected to significantly change.  For the Company’s collaboration and partner arrangements, the consideration the Company is eligible to receive under these arrangements typically consists of nonrefundable upfront payments, reimbursement of research and development costs and milestone payments.  The Company believes the adoption of the new standard will not have a significant quantitative impact on the revenue recognition of the reimbursement of research and development costs as the timing of the revenue recognition is not expected to significantly change.  The Company continues to review the impact that this new standard will have on the timing of recognition for nonrefundable upfront payments and milestone payments as well as on its financial statement disclosures and has not made a determination on the impact to its financial statements. The Company is also evaluating changes to its accounting processes, internal controls and disclosures required to support the new standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires separating leases into liability and asset components to be presented in the statement of financial position.  Certain qualitative disclosures are also required to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company is evaluating the effect that this ASU will have on the Company’s future financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting (Topic 718)”. This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification, and provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following conditions are met:

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

This ASU is effective for annual periods beginning after December 15, 2017 and the Company will adopt the standard effective October 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s future financial position, results of operations or cash flows.

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

The Company did not have any transfers between Levels I, II and III of the fair value hierarchy during the three and nine months ended June 30, 2018.  The Company’s policy is to determine the need for transfers between levels at the end of the reporting period when circumstances in the underlying valuation criteria are evaluated for changes requiring transfer between levels.

The Company’s financial assets that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	As of June 30, 2018
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$83,012	$—	$—	$83,012

	As of September 30, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$57,928	$—	$—	$57,928

The Company did not have any Level III liabilities as of September 30, 2017.

In March 2018, the Company issued $120.0 million aggregate principal amount of Convertible Notes due 2025 with embedded conversion features.  The Company estimated the fair value of the liability component at issuance based on a hypothetical non-convertible debt instrument with a seven-year term, but with a fair market value interest rate derived from a Monte Carlo simulation of the coupon and conversion option outcomes of the Convertible Notes. The Company recorded $71.3 million as the gross fair value of the liability at issuance on March 5, 2018, with the balance of $48.7 million recorded to equity as additional paid-in capital, before issuance costs. The fair value of the liability component is based on unobservable inputs and is, therefore, a Level III liability. As of June 30, 2018, the carrying value of the Convertible Notes liability approximates the fair value, net of issuance costs allocated to it.

The carrying value of the Company’s long-term debt as of September 30, 2017 reflects the principal amount, adjusted for any unamortized debt issuance costs and discount. The long-term debt liability as of September 30, 2017 includes $51.8 million of adjusted debt principal relating to the then-outstanding term loan with CRG (see Note 4). The fair value of certain debt liabilities have been estimated by the Company based on market quotes for instruments with similar terms and remaining maturities.  The following table lists both the carrying and fair values for such liabilities (in thousands):

	As of June 30, 2018
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$386	$386	$—

	As of September 30, 2017
	Carrying	Fair
	Value	Value	Difference
Long-term debt	$52,199	$55,888	$3,689

3.  Inventories

Inventories consist of the following (in thousands):

	As of June 30,	As of September 30,
	2018	2017
Raw materials	$1,076	$1,683
Work in process	386	264
Finished goods	224	353
Total inventories	$1,686	$2,300

4. Debt

Long-Term Debt

Outstanding long-term debt consists of the following (dollars in thousands):

	As of June 30,	As of September 30,
	2018	2017
Term loan agreement expiring June 30, 2019, less unamortized issuance costs of $697 and unamortized discount of $27 as of September 30, 2017. See terms of the agreement below.	$—	$51,779
Notes payable to lessor for tenant improvements. The note calls for monthly payments of principal and interest of $6 at an interest rate of 7% and is due November 2024	386	420
Total	386	52,199
Less current portion	49	13,172
Long-term portion	$337	$39,027

Term Loan

Since 2012, the Company had borrowed $45.0 million from CRG, a structured debt and equity investment management firm, pursuant to a term loan agreement and subsequent amendments to such agreement. The amended agreement provided for a maximum borrowing of $45.0 million, excluding payment-in-kind (“PIK”) notes. The amended agreement required interest to be paid quarterly at a simple annual rate of 15%, and that all outstanding principal be repaid in four equal quarterly payments beginning on September 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contained a provision whereby the Company could, at each quarterly payment due date prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into PIK notes. Since inception of the amended agreement, the Company converted $7.5 million of interest into PIK notes, each of which were added to the then-outstanding principal. Amounts outstanding under the term loan agreement were collateralized by all of the Company’s assets.

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

On March 5, 2018, the Company terminated the term loan agreement with CRG, as amended, and prepaid in full all outstanding borrowings, fees and other amounts due thereunder, in an aggregate amount of approximately $54.8 million plus accrued interest. This amount included total prepayment fees equal to 4.25% of the principal amount then outstanding.  The loss on extinguishment of the debt was $2.3 million and is included in the Statement of Operations and Comprehensive Loss for the nine months ended June 30, 2018. The Company was in continuous compliance with the financial covenants from inception through termination of the loan.

Convertible Notes

In March 2018, the Company issued $120.0 million aggregate principal amount of Convertible Notes due 2025, which aggregate principal amount included the exercise in full by the initial purchaser of the Convertible Notes of an option to purchase $20.0 million of such Convertible Notes.  The Convertible Notes are senior, unsecured obligations and accrue interest at an interest rate of 5.00% per year, payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018.  The Convertible Notes have a maturity date of March 15, 2025, unless earlier converted or repurchased in accordance with their terms.  The Company received $116.2 million in net proceeds from the sale of the Convertible Notes, after deducting payments for offering fees and expenses of $3.8 million.

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

The Company may not redeem the Convertible Notes prior to March 15, 2022.  The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after March 15, 2022 if certain conditions are met, including, but not limited to, if the last reported sales price per share of the Company’s common stock has exceeded 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter.

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

The Convertible Notes are considered convertible debt with a cash conversion feature.  The Company has separated the carrying value of the convertible debt into liability and equity components.  The $71.3 million initial carrying amount of the liability component is based on the calculated fair value of a hypothetical non-convertible debt instrument with a seven-year term, but with a fair market value interest rate derived from a Monte Carlo simulation of the coupon and conversion option outcomes of the Convertible Notes.  The $48.7 million gross carrying value of the equity component, which amount is also recorded as the initial debt discount, represents the standalone value of the conversion option, and was determined by Monte Carlo simulation.  The carrying value of the Convertible Notes equals the aggregate par value of the Convertible Notes less the unamortized debt discount and unamortized debt issuance costs.  The debt discount and debt issuance costs are being amortized to interest expense over the seven-year term of the Convertible Notes, using the effective interest rate method.  The equity component will not be re-measured as long as it continues to meet the conditions for equity classification.  The $46.2 million equity component of the Convertible Notes, which is net of $2.5 million in issuance costs allocated to it, is included in additional paid-in capital.

In connection with the issuance of the Convertible Notes, the Company incurred $6.2 million of total debt issuance costs, primarily consisting of underwriting, legal and other professional fees, including a $2.4 million estimate of the fair value of a warrant issued to the initial purchaser (see Note 6), and allocated these costs to the liability and equity components in proportion to their respective carrying values.  Of the total debt issuance costs, $3.7 million was allocated to the liability component and is recorded as a reduction of the Convertible Notes carrying value in the balance sheet, while the remaining $2.5 million was allocated to the equity component.

Debt discount and issuance costs totaling $52.4 million are being amortized to interest expense over the seven-year life of the Convertible Notes using the effective interest rate method.  As of June 30, 2018, the interest rate was 5.00%, and the effective interest rate was 11.21%.  Interest expense related to the Convertible Notes for the three and nine months ended June 30, 2018 was $3.4 million and $4.3 million, including $1.9 million and $2.4 million related to the amortization of the debt discount and issuance costs.

The table below summarizes the carrying value of the Convertible Notes as of June 30, 2018 (in thousands):

Gross proceeds	$120,000
Portion of proceeds allocated to equity component (additional paid-in capital)	(48,671)
Debt issuance costs	(6,204)
Portion of issuance costs allocated to equity component (additional paid-in capital)	2,517
Amortization of debt discount and debt issuance costs	2,379
Carrying value of Convertible Notes	$70,021

5.  Collaboration and Partner Arrangements

The Company has recognized the following revenues from its collaboration and partner agreements (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Mayne	$1,572	$2,207	$6,261	$4,411
Par	—	—	—	363
P&G	5,149	4,406	14,942	12,519
Agile	949	1,154	5,605	4,014
Other	—	342	237	1,115
Total revenues	$7,670	$8,109	$27,045	$22,422

Included in revenues from Mayne is profit sharing, which totaled $0.2 million and $0.6 million for the three and nine months ended June 30, 2018, compared to $0.1 million and $0.7 million for the corresponding periods in fiscal 2017.

6.  Warrants

The Company issued warrants to purchase shares of the Company's capital stock as part of several transactions occurring from fiscal 2008 through fiscal 2018. The warrants were recorded as equity instruments at the date of their issuances based on the terms of the warrants.

On May 14, 2018 (the “Warrant Issuance Date”), the Company issued a warrant to purchase 350,000 shares of the Company’s common stock to Cantor Fitzgerald (the “Cantor Warrant”) in connection with its role as the initial purchaser of the Company’s offering of the Convertible Notes.  The Cantor Warrant has a term of 7 years and a strike price of $17.22 per share.  The Company estimated the value of the warrant to be $2.4 million as of a measurement date of March 31, 2018, and recorded that value as an adjustment to equity, and then further adjusted this estimate to the actual fair value of the warrant at issuance, which was $1.8 million as of the Warrant Issuance Date. The change in the value of the warrant from March 31, 2018 to the Warrant Issuance Date was recorded as other income in the Statements of Operations and Comprehensive Loss for the three and nine months ended June 30, 2018. The warrant was treated as an equity instrument, with its initial estimated value of $2.4 million recorded as an additional issuance cost associated with the offering of the Convertible Notes. The total Convertible Notes issuance costs of $6.2 million includes the warrant’s initial estimated value of $2.4 million.  The Company estimated the fair value of this warrant as of May 14, 2018 using the Black-Scholes option pricing model with the following key assumptions:

Expected term (in years)	7.0
Risk-free interest rate	2.96%
Expected volatility	70%
Expected dividend rate	0%

As of June 30, 2018 and September 30, 2017, warrants to purchase 382,380 and 51,386 shares of common stock were outstanding, with a weighted average exercise price of $16.55 and $9.26 per share. These common stock warrants have terms ranging from seven to ten years and are exercisable at any time within the terms. These warrants expire at various dates between December 2020 and May 2025. The fair value of these warrants was recorded in stockholders’ equity upon issuance.

During the nine months ended June 30, 2018, warrants to purchase 19,006 shares of common stock were net exercised, resulting in the issuance of 4,469 shares of common stock.

7.  Convertible Preferred Stock, Common Stock and Stockholders' Equity

Convertible Preferred Stock

The Company was authorized to issue up to 5.0 million shares of preferred stock as of June 30, 2018 and September 30, 2017 with a par value of $0.001 per share. No preferred stock was outstanding as of those dates.

Common Stock

The Company was authorized to issue up to 150.0 million shares of common stock as of June 30, 2018 and September 30, 2017 with a par value of $0.001 per share. As of June 30, 2018, there were 36,244,074 shares of common stock outstanding and as of September 30, 2017, there were 36,004,602 shares of common stock outstanding.

Controlled Equity Offering

In December 2015, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time through Cantor Fitzgerald, shares of its common stock, par value $0.001 per share, with aggregate proceeds of up to $20.0 million. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from any shares of common stock sold by Cantor Fitzgerald. The Company has not sold any shares of common stock under this sales agreement. The offer and sale of these shares will require the filing of a new registration statement, or an amendment to an existing one, because the registration statement on Form S-3 that was filed by the Company with the SEC on May 8, 2015 (File No. 333-204025), including the related prospectus that covered the offer and sale of shares pursuant to the agreement with Cantor Fitzgerald, has expired.

8.  Stock-Based Compensation

Equity Incentive Plans

As of June 30, 2018 and September 30, 2017, the Company had three equity incentive plans, all of which are sponsored by the Company. On March 19, 2014, the Company’s board of directors approved the adoption of the 2014 Equity Incentive Plan (the "2014 Plan"), which is the only plan under which the Company can grant new awards. Under the 2014 Plan, the Company had initially reserved a total of 1.0 million shares of common stock plus the remaining unissued shares under the Company's 2012 Equity Incentive Plan (the "2012 Plan"), which was adopted in November 2012 and was replaced by the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options (NSOs), stock appreciation rights, restricted stock awards, restricted stock unit awards, stock bonus awards, performance-based stock awards, and other forms of equity compensation, all of which may be granted to employees (including officers), non-employee directors and consultants of the Company. The Company also sponsored the 2002 Stock Option Plan that expired in 2012. The term “Corium Plans” refers to the 2014 Plan, the 2012 Plan and the 2002 Stock Option Plan.

On January 1 of each year during the ten-year term of the 2014 Plan, the number of shares of common stock issuable under the 2014 Plan will be automatically increased by 4% of the number of shares of common stock outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 16, 2018 and January 10, 2017, the Company’s board of directors authorized an increase of 1,444,716 and 902,298 shares to be added to the total number of shares of common stock issuable under the 2014 Plan. As of June 30, 2018 and September 30, 2017, the Company had reserved 6,396,840 and 5,060,829 shares of common stock for issuance pursuant to the 2014 Plan. As of June 30, 2018 and September 30, 2017, the Company had 1,714,127 and 1,129,232 shares of common stock available for issuance pursuant to the 2014 Plan.

Stock Options

The exercise price of each stock option granted under the Corium Plans is required to be no less than the fair market value of the Company’s common stock on the date of the grant. The maximum term of stock options granted under the Corium Plans is ten years and the vesting period is typically four years.

A summary of stock option activity under the Corium Plans during the nine months ended June 30, 2018 is as follows:

		Weighted	Weighted Average
	Stock	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	Outstanding	Price	Life (Years)	(In thousands)
Balance - September 30, 2017	3,787,222	$4.85	6.84	$23,819
Options granted	811,050	$11.59
Options exercised	(108,705)	$3.47
Options forfeited / cancelled	(20,784)	$7.48
Options expired	(445)	$2.22
Balance - June 30, 2018	4,468,338	$6.10	6.77	$11,990

Options exercisable - June 30, 2018	3,085,519	$5.01	5.92	$10,193

Options vested and expected to vest - June 30, 2018	4,328,101	$6.02	6.71	$11,835

All outstanding stock options under the Corium Plans as of June 30, 2018 have an exercise price between $2.12 and $14.12 per share.

The weighted-average fair value of the stock options granted for the nine months ended June 30, 2018 were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	June 30, 2018
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

A summary of restricted stock unit award activity under the Corium Plans during the nine months ended June 30, 2018 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested - September 30, 2017	144,375	$6.44
Granted	70,000	$11.59
Vested	(27,502)	$5.50
Forfeited	—	$—
Nonvested - June 30, 2018	186,873	$8.51

As of June 30, 2018 and September 30, 2017, the Company had 214,375 and 144,375 restricted stock unit awards outstanding.

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

On January 1 of each year during the ten-year term of the plan, the number of shares issuable under the 2014 ESPP will be automatically increased by 1% of the number of shares of common stock and common stock equivalents outstanding as of the preceding December 31, unless a lesser number of shares is agreed to by the Company’s board of directors. On January 16, 2018 and January 10, 2017, the Company’s board of directors reserved an additional 409,224 and 267,565 shares of common stock for issuance pursuant to the 2014 ESPP. No more than 4.0 million shares may be issued over the ten-year term of the 2014 ESPP without the consent of the Company's stockholders. Shares subject to purchase rights granted under the Company’s 2014 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2014 ESPP. As of June 30, 2018 and September 30, 2017, there were 919,325 and 636,399 shares of common stock available for issuance pursuant to the 2014 ESPP.

For the three and nine months ended June 30, 2018, the Company recorded stock-based compensation expense related to the 2014 ESPP of $73,000 and $146,000 compared to $60,000 and $224,000 for the corresponding periods in fiscal 2017. For the nine months ended June 30, 2018 and 2017, the Company issued 126,298 and 134,855 shares of common stock to employees pursuant to the 2014 ESPP.

The fair value of the purchase rights granted under the 2014 ESPP for the current offering periods were estimated by applying the Black-Scholes option-pricing model to each of the four purchase periods in the offering period using the following assumptions:

	As of
	June 30, 2018
Fair value of common stock	$4.82	–	$8.51
Grant price	$4.10	–	$7.23
Expected term (in years)	0.5	–	2.0
Expected volatility	46%	–	84%
Risk-free interest rate	1.08%	–	2.58%
Expected dividend rate		0%

Fair Value of Common Stock — The fair market value of the Company’s common stock on the first day of each offering period.

Grant Price — 85% of the fair market value of the Company’s common stock on the first day of the offering period.

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

Stock-Based Compensation Expense

Employee stock-based compensation expense for the three and nine months ended June 30, 2018 and 2017 is classified in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Cost of product revenues	$127	$93	$348	$300
Cost of contract research and development revenues	96	61	266	169
Research and development	269	174	750	501
General and administrative	743	592	2,255	1,741
Total stock-based compensation	$1,235	$920	$3,619	$2,711

As of June 30, 2018, there was a total of $7.7 million of unrecognized employee stock-based compensation expense, net of estimated forfeitures, related to unvested stock-based awards under the Corium Plans, which is expected to be recognized on a straight-line basis over a weighted-average period of approximately 2.6 years.

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

During the three and nine months ended June 30, 2018, the Company made an immaterial amount of settlement payments to Actavis compared to $0.1 million and $0.3 million for the corresponding periods in fiscal 2017. The outstanding balance of the recall liability was $1.8 million and $1.9 million as of June 30, 2018 and September 30, 2017.

10.  Net Loss and Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders during the three and nine months ended June 30, 2018 and 2017 (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and diluted net loss per share
Net loss attributable to common stockholders, basic and diluted	$(12,391)	$(13,384)	$(43,689)	$(34,850)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	36,214,740	31,457,702	36,144,746	26,784,678
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.43)	$(1.21)	$(1.30)

The following outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Convertible notes	6,968,641	—	6,968,641	—
Stock options to purchase common stock	4,468,338	4,058,134	4,468,338	4,058,134
Unvested restricted stock unit awards	186,873	102,500	186,873	102,500
Shares authorized under the 2014 ESPP	919,325	636,399	919,325	636,399
Common stock warrants	382,380	51,386	382,380	51,386

11.  Income Taxes

The Company did not record a provision for Federal income taxes for the nine months ended June 30, 2018 because it expects to generate a net operating loss for the year ending September 30, 2018. The income tax expense of $2,000 for both the nine month periods ended June 30, 2018 and 2017 represents minimum statutory payments due in the states in which the Company is subject to taxation. The Company’s deferred tax assets continue to be fully offset by a valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “2017 Tax Act”).  The 2017 Tax Act makes broad and complex changes to the U.S. tax code and will affect the Company’s fiscal year ending September 30, 2018, including, but not limited to reducing the U.S. federal corporate tax rate from 35 percent to 21 percent and creating limitations on net operating losses (“NOLs”) generated after December 31, 2017. Because the Company’s fiscal years do not coincide with the federal tax year, Section 15 of the Internal Revenue Code requires that the Company’s fiscal year ending September 30, 2018 will have a blended corporate tax rate of 24.53 percent, which is based on the applicable tax rates in effect before and after December 31, 2017 weighted by the number of days in the Company’s 2018 fiscal year before and after December 31, 2017.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond December 22, 2018 for companies to complete the accounting under ASC 740, “Income Taxes.” In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company is unable to determine such a provisional estimate, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

Although the Company’s analysis of the 2017 Tax Act is incomplete, it does not currently have the necessary information available, prepared, or analyzed in sufficient detail to make reasonable estimates of the impact of the 2017 Tax Act on the Company’s financial statements, the Company expects there will be no impact on the Company’s financial statements due to the full valuation allowance applied to the Company’s deferred tax assets.

The 2017 Tax Act also limits the use of Net Operating Loss carryforwards (or “NOLs”) generated after December 31, 2017 to 80% of taxable income. The Company does not expect profitability in the near term, nor has it conducted an analysis on its NOLs generated to date, so the future impact of such NOL limitations is not yet known.

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

We have built significant know-how and experience in the development, scale-up and manufacture of complex specialty products, and have formed relationships with our partners that include both the development of new product formulations and our manufacture of the resulting products. Our partners include Mayne Pharma Inc., or Mayne, The Procter & Gamble Company, or P&G, Agile Therapeutics, or Agile, and Aequus Pharmaceuticals, Inc., or Aequus, as well as other pharmaceutical companies. All of our current commercial products are distributed, promoted and marketed by our partners.

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

In August 2016, Mayne acquired the commercial rights to the Clonidine Transdermal Delivery System, or Clonidine TDS, and the product-related agreements from Teva Pharmaceuticals USA, Inc., or Teva, as a result of a Federal Trade Commission, or FTC, consent order in which Teva agreed to divest the product in connection with Teva’s acquisition of the generic business of Allergan, plc, or Allergan. Mayne currently sells Clonidine TDS throughout the United States. Development of the product commenced in 2004, and it was commercially launched in 2010.

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

Our partnership with P&G began in 2005 with the development of the various products under the Crest® Whitestrips label, the first of which was commercially launched in 2009. P&G currently sells Crest Whitestrips products globally.

In addition to commercialized products, we have a number of partner-funded and self-funded product candidates in various stages of development. One of these products is Twirla®, which is an investigational combination hormonal contraceptive transdermal patch designed to deliver two hormones, ethinyl estradiol and levonorgestrel, at levels comparable to low-dose oral contraceptives over seven days. Twirla incorporates the proprietary SkinFusion® adhesive technology designed by Agile. We are the exclusive manufacturer of this product for Agile.

In June 2017, Agile resubmitted its NDA with the results of an additional Phase 3 clinical trial that had been recommended by the FDA in 2013. On December 22, 2017, Agile disclosed that the FDA had issued a Complete Response Letter, or CRL, in response to the resubmission of its NDA, which stated that the FDA could not approve Agile’s NDA in its current form.  Agile further disclosed that it met with the FDA in April 2018 to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla, and that the FDA informed Agile that it continued to have significant concerns regarding the adhesion properties of Twirla in Agile’s clinical trials, and that Agile needed to address the Twirla in vivo adhesion properties by reformulating the transdermal system and conducting a formal adhesion study with the new formulation. In June 2018, Agile submitted a formal dispute resolution request to the FDA.  The dispute pertains to the determination from the FDA’s reviewing Division of Bone, Reproductive and Urologic Products, or DBRUP, that concerns surrounding the in vivo adhesion properties of Twirla prevent its approval and cannot be addressed through Agile’s proposed patient compliance programs.  In July 2018, Agile reported that the Office Director of the FDA’s Office of Drug Evaluation III, or ODEIII, has affirmed the position of DBRUP and denied their appeal of the CRL.  In addition, Agile disclosed that it intends to appeal the ODEIII decision to the Office of New Drugs. We continue to work with Agile as it pursues the dispute resolution process for Twirla.

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

Our donepezil and memantine product candidates first entered into Phase 1 clinical trials in fiscal 2015, and we announced positive results for several donepezil and memantine clinical trials in fiscal 2016. In April 2016, we received positive feedback from the FDA on our pre-Investigational New Drug, or pre-IND, submission that outlined our proposed 505(b)(2) regulatory pathway for Corplex Donepezil based on a demonstration of bioequivalence, or BE. Specifically, the FDA advised us that if we can adequately demonstrate bioequivalence between Corplex Donepezil and oral Aricept in our planned bioequivalence studies, additional clinical efficacy studies would not be required. Bioequivalence clinical studies are designed to assess the biological equivalence of pharmaceutical products based on their pharmacokinetic, or PK, profiles, and are generally performed in healthy subjects. These studies are relatively short in duration and provide a development path that is generally less costly and more streamlined than typical clinical development programs, which require studies demonstrating safety and efficacy in patients with the disease.

Additionally, in August 2016, after review of our pre-IND submission of Corplex Memantine, the FDA concurred with our development plans for this product, including our proposal for a pivotal study based on the demonstration of bioequivalence between the Corplex Memantine and oral Namenda XR® extended release capsules.

In fiscal 2016, we initiated our first bioequivalence study, which we previously referred to as our pilot BE study, for Corplex Donepezil, and we completed the study in April 2017. The first bioequivalence study was a six-month, three-period, randomized crossover study comparing the steady-state pharmacokinetic profiles of once-daily oral Aricept with two Corplex Donepezil transdermal patches that differed only in size. Based on the results of our earlier one-week Phase 1 PK study comparing Corplex Donepezil with oral Aricept, we projected that the maximum plasma concentration, or Cmax, and the area under the curve, or AUC, of plasma concentration of donepezil with the Corplex patch over the course of a week, at steady state, would be similar to the same measurements of oral Aricept. Data from the first BE study demonstrated that the smaller of the two Corplex Donepezil product candidates successfully met the statistical criteria for bioequivalence to oral Aricept based on the primary PK parameters of Cmax at steady state and AUC at steady state that had been previously established with the FDA. Both Corplex transdermal treatments were well tolerated, with favorable adhesion, skin safety and gastrointestinal side effect profiles after application of over 500 patches in the course of the study. For example, the incidence of treatment-related nausea in subjects on the smaller patch was more than six-fold lower than the incidence of nausea with oral Aricept.

In August 2017, we held an end of Phase 2 meeting with the FDA in which we reviewed the results from the first BE study. The FDA confirmed the choice of PK parameters and statistical testing approaches for the BE study and also confirmed our design of the planned supportive studies and other requirements for product registration. The FDA also indicated that it would consider whether the data from the first BE study could be sufficient for an NDA submission, and we provided additional data requested by the FDA during its review. However, due to uncertainty at that time as to the length or outcome of that review, we initiated dosing of our second BE study for Corplex Donepezil, which we have previously referred to as our pivotal BE study, in October 2017.  The design of the second BE study was similar to the first BE study and was a single center, randomized, multiple dose, two-way crossover study in healthy volunteers, conducted at the same site as the first BE study.  Dosing for this second BE study was completed in mid-February 2018.  Following its review, the FDA provided positive feedback in mid-February, and we subsequently announced our intention to rely on the data from our successful first BE study for the planned NDA submission for Corplex Donepezil. We have completed treatments in all the ancillary studies required for the NDA filing and are planning to submit a Section 505(b)(2) NDA for this product candidate in the first quarter of calendar 2019.

We are currently focusing our resources and clinical development efforts on Corplex Donepezil, the highest priority of our proprietary programs. We are also pursuing development of several pipeline product candidates, including Corplex Memantine. We anticipate following the same bioequivalence-based development pathway for Corplex Memantine that we are following for Corplex Donepezil. In addition, we continue to perform preclinical development work on other proprietary pipeline products with a primary focus on developing innovative products for treatment of central nervous system diseases, and have identified several product candidates that have met our initial technical and commercial criteria for further development, including fingolimod for the treatment of relapsing and remitting multiple sclerosis and lidocaine for the non-opioid management of acute pain.

In April 2015, we entered into an agreement with Aequus to develop new transdermal products with an initial focus on neurological and psychiatric disorders. The first project under this collaboration is a multi-day transdermal formulation of aripiprazole, a drug already approved by the FDA for the treatment of a variety of psychiatric conditions. Aequus reported positive results from a single dose Phase 1 bioavailability clinical trial in the first calendar quarter of 2016 and, in April 2017, announced positive results from a follow-up repeat dose 28-day study to evaluate the bioavailability and safety of this product candidate. In addition, we have recently expanded our relationship with Aequus to include formulation and manufacturing of Aequus’ long-acting transdermal patch for nausea and vomiting in pregnancy.

We routinely enter into other feasibility and development agreements with pharmaceutical and biotechnology companies involving our transdermal technologies.

Components of Statements of Operations

Revenues

During the nine months ended June 30, 2018 and 2017, we recognized revenues in three categories: product revenues, contract research and development revenues, and other revenues.

Product Revenues—Product revenues consisted of product sales to our partners and profit sharing from products that have been sold by our partners. Clonidine TDS, Fentanyl TDS and Crest Whitestrips provided all of our product revenues during the nine months ended June 30, 2018 and 2017.

Our product revenues from Clonidine TDS consisted of revenues from the sale of products we manufactured and shipped to Mayne, along with profit sharing from the net profits earned by Mayne on its sales of the product. For the nine months ended June 30, 2018, product revenues related to Clonidine TDS were similar to those for the same period in fiscal 2017. Although product revenues from Clonidine TDS in fiscal 2018 may be higher than fiscal 2017 revenues, product revenues beyond 2018 are expected to be adversely impacted by the longer term trend of increasing competition among generic drug marketers.

Our product revenues from Fentanyl TDS consisted of revenues from the sale of products we manufactured and shipped to Mayne following Mayne’s March 2017 acquisition of the product from Par, along with profit sharing from the net profits earned by Mayne on its sales of the product. Product revenues related to Fentanyl TDS increased for the nine months ended June 30, 2018, compared to the same period in fiscal 2017, as a result of an increase in the number of units shipped. There have been, and will likely continue to be, material variations in quantities of Fentanyl TDS ordered from quarter to quarter, and we expect that our product revenues from Fentanyl TDS in fiscal 2018 and beyond will be lower than fiscal 2017 as a result of continued pressure on market pricing and the timing of orders from Mayne.

Product revenues from Crest Whitestrips consisted of revenues from the sale of products manufactured and shipped to P&G. Revenues increased for the nine months ended June 30, 2018, compared to the same period in fiscal 2017, as a result of increased global demand for the current products. We expect product revenues from P&G to be higher in fiscal 2018, compared to fiscal 2017, as demand is expected to continue to increase.  We have completed the expansion of our commercial manufacturing capacity and expect to be able to meet this increased demand during the fourth quarter of fiscal 2018 and beyond.

Contract Research and Development Revenues —We also generated revenues from agreements with our partners for the research, development and scale-up activities of new products. The terms of our agreements with these partners may include nonrefundable upfront payments, partial or complete reimbursement of research and development costs, and milestone payments. Contract research and development revenues increased for the nine months ended June 30, 2018, compared to the same period in fiscal 2017, due to increased development activities for Agile and P&G.  We currently expect our revenues from contract research and development in fiscal 2018 to be roughly flat compared to fiscal 2017.

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

Costs and Expenses

Cost of Product Revenues  —The primary components of our cost of product revenues are materials, personnel costs, depreciation, facilities costs, other overhead costs, and infrastructure expenses associated with the manufacturing of our products. Our manufacturing overhead costs are significant, and are allocated proportionately among our products at levels consistent with then-current unit production volumes. As the number of units we manufacture increases, our overhead costs should increase less rapidly due to economies of scale, resulting in lower per-unit costs associated with higher unit production volumes. Conversely, if total unit production volumes decrease, the cost of product revenues, measured as a percentage of product revenues, may increase as we lose economies of scale, unless offset by other savings. In addition, cost of product revenues varies with the mix of products sold.

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

The differences between contract research and development revenues and contract research and development costs are a function of the specific project activities undertaken in any given period, as well as the proportion of the expenses that are attributable to co-funded development programs. In addition, revenue recognition policies may restrict or delay the recognition of certain revenues, while costs continue to be recognized in full, or, in some cases, may accelerate the recognition of revenues. As a result of these revenue timing and expense composition differences, any or all of our contract research and development projects may not be profitable in certain periods, but may be profitable in other periods. This relationship between changes in revenue and changes in related costs is also impacted by changes in the activity under co-development programs where development costs are shared with our partner. For example, during periods of higher development activities, co-development programs will result in higher costs, which may not be reflected to the same extent, if at all, in revenues.

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

Interest Expense— Interest expense consists primarily of the interest charges associated with our Convertible Notes, long-term debt and our capital lease obligations. The interest expense related to the Convertible Notes consists of interest payable semi-annually in cash beginning on September 15, 2018 and the amortization of the related debt discount and issuance costs. The majority of our interest associated with the CRG term loan, which was terminated in March 2018, was paid quarterly in cash, except when an allowable portion of the interest due was converted at our election into payment-in-kind, or PIK, notes. Commencing in September 2017, we began paying all of the quarterly interest due on the CRG term loan in cash. For further discussion, see “Liquidity and Capital Resources—Description of Certain Indebtedness.”

Other Income—Other income consists of the change in the fair value of a warrant issued in connection with the Convertible Notes.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months
	Ended June 30,		Change
(In thousands, except percentages)	2018	2017	$	%
Revenue:
Product revenues	$5,901	$5,906	$(5)	—%
Contract research and development revenues	1,529	1,936	(407)	(21)
Other revenues	240	267	(27)	(10)
Total revenues	7,670	8,109	(439)	(5)
Costs and operating expenses:
Cost of product revenues	3,507	3,935	(428)	(11)
Cost of contract research and development revenues	2,339	2,977	(638)	(21)
Research and development expenses	8,305	9,122	(817)	(9)
General and administrative expenses	3,325	3,284	41	1
Amortization of intangible assets	183	159	24	15
Loss on disposal of equipment	4	6	(2)	(33)
Total costs and operating expenses	17,663	19,483	(1,820)	(9)
Loss from operations	(9,993)	(11,374)	1,381	12
Interest income	332	77	255	331
Interest expense	(3,370)	(2,087)	(1,283)	(61)
Other income	640	—	640	NM
Loss before income taxes	(12,391)	(13,384)	993	7
Income tax expense	—	—	—	—
Net loss and comprehensive loss	$(12,391)	$(13,384)	$993	7%

Revenues

Product revenues were essentially unchanged for the three months ended June 30, 2018 compared to the same period in fiscal 2017. While revenues from Clonidine TDS decreased by $0.7 million, as no units were shipped in the three months ended June 30, 2018, revenues from Crest Whitestrips increased by $0.5 million due to increased global demand for these products and revenues from Fentanyl TDS increased by $0.2 million, as more units were shipped. We expect shipments of clonidine to resume in the three months ended September 30, 2018.

Contract research and development revenues decreased $0.4 million, or 21%, for the three months ended June 30, 2018 compared to the same period in fiscal 2017. This decrease was primarily driven by a decrease of $0.2 million in revenues related to development activities for Twirla, a $0.2 million decrease in revenues for a late-stage partnered development program and a $0.3 million decrease in revenues related to various partnered development activities.  These decreases were partially offset by an increase of $0.3 million in revenues from P&G development activities associated with implementing the increase in production capacity for Crest Whitestrips.

Cost of Product Revenues

Cost of product revenues decreased $0.4 million, or 11%, for the three months ended June 30, 2018 compared to the same period in fiscal 2017, primarily as a result of no Clonidine TDS units shipped during the period. While total product revenues remained constant, the total cost of product revenues decreased by 11% primarily due to changes in our product mix between the periods.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues decreased $0.6 million, or 21%, for the three months ended June 30, 2018 compared to the same period in fiscal 2017, primarily as a result of a $0.7 million decrease in costs related to a co-development program that has reached the clinical trial stage, and a $0.3 million decrease in costs related to our other partnered contract feasibility programs.  These decreases were partially offset by a $0.5 million increase in costs from P&G development activities associated with the increase in production capacity for Crest Whitestrips.

Research and Development Expenses

Research and development expenses decreased $0.8 million, or 9%, for the three months ended June 30, 2018 compared to the same period in fiscal 2017, driven primarily by a $0.9 million decrease in expense for our lead Alzheimer’s program, Corplex Donepezil, primarily as a result of decreased expenses for our bioequivalence studies, and a $0.2 million decrease in expense for our other proprietary programs as we prioritized Corplex Donepezil ahead of our other clinical-stage programs.  These decreases were partially offset by a $0.3 million increase in expense for preclinical development work on several proprietary feasibility programs.

General and Administrative Expenses

General and administrative expenses were approximately equal for the three months ended June 30, 2018 compared to the same period in fiscal 2017.

Interest Expense

Interest expense increased $1.3 million, or 61%, for the three months ended June 30, 2018 compared to the same period in fiscal 2017, primarily as a result of a $1.7 million increase in amortization of the debt discount and issuance costs related to the Convertible Notes.  This increase was partially offset by a decrease of $0.4 million in interest expense due to the repayment of the CRG term loan in March 2018, at which time interest no longer continued to accrue on that loan. The annual interest rate of the $52 million CRG loan was 15%, and the coupon rate of the $120 million Convertible Notes is 5%.

Comparison of the Nine Months Ended June 30, 2018 and 2017

	Nine Months
	Ended June 30,		Change
(In thousands, except percentages)	2018	2017	$	%
Revenue:
Product revenues	$18,512	$16,301	$2,211	14%
Contract research and development revenues	7,813	5,320	2,493	47
Other revenues	720	801	(81)	(10)
Total revenues	27,045	22,422	4,623	21
Costs and operating expenses:
Cost of product revenues	10,806	10,892	(86)	(1)
Cost of contract research and development revenues	9,238	7,891	1,347	17
Research and development expenses	30,511	22,650	7,861	35
General and administrative expenses	10,728	9,288	1,440	16
Amortization of intangible assets	541	514	27	5
Loss on disposal of equipment	4	6	(2)	(33)
Total costs and operating expenses	61,828	51,241	10,587	21
Loss from operations	(34,783)	(28,819)	(5,964)	(21)
Interest income	617	149	468	314
Interest expense	(7,903)	(6,178)	(1,725)	(28)
Loss on extinguishment of long-term debt	(2,258)	—	(2,258)	NM
Other income	640	—	640	NM
Loss before income taxes	(43,687)	(34,848)	(8,839)	(25)
Income tax expense	2	2	—	—
Net loss and comprehensive loss	$(43,689)	$(34,850)	$(8,839)	(25)%

Revenues

Product revenues increased $2.2 million, or 14%, for the nine months ended June 30, 2018 compared to the same period in fiscal 2017. The increase was primarily driven by a $1.5 million increase in revenues from Crest Whitestrips due to increased global demand for these products, a $0.6 million increase in revenues from Fentanyl TDS and a $0.1 million increase in revenues from Clonidine TDS as more units for these two products were shipped.

Contract research and development revenues increased $2.5 million, or 47%, for the nine months ended June 30, 2018 compared to the same period in fiscal 2017. This increase was driven by a $1.6 million increase in revenues related to development activities for Twirla, a $0.9 million increase in revenues from P&G development activities associated with the increase in production capacity for Crest Whitestrips, and a $0.6 million increase in revenues for a late-stage partnered development program. These increases were partially offset by a $0.3 million decrease in revenues related to various partnered development activities and a $0.3 million decrease in revenues from our co-development programs related to the timing of project activities.

Cost of Product Revenues

Cost of product revenues decreased $0.1 million, or 1%, for the nine months ended June 30, 2018 compared to the same period in fiscal 2017. While total product revenues increased by 14%, total cost of product revenues decreased by 1% due to changes in our product mix between the periods.

Cost of Contract Research and Development Revenues

Cost of contract research and development revenues increased $1.3 million, or 17%, for the nine months ended June 30, 2018 compared to the same period in fiscal 2017, primarily as a result of a $1.9 million increase in costs related to the Twirla program, a $0.9 million increase in costs associated with the increased production capacity for P&G, and a $0.7 million increase in costs for a late-stage partnered development program. These increases were partially offset by a $1.9 million decrease in costs related to a co-development program and $0.2 million decrease in costs related to our various partnered contract feasibility programs.

While cost of contract research and development revenues increased 17% for the nine months ended June 30, 2018 compared to the same period in fiscal 2017, contract research and development revenues increased by 47%. The difference was primarily the result of the timing of project activities and corresponding milestone payments for one of our co-development programs.

Research and Development Expenses

Research and development expenses increased $7.9 million, or 35%, for the nine months ended June 30, 2018 compared to the same period in fiscal 2017, primarily driven by a $7.0 million increase in expense for our lead Alzheimer’s program, Corplex Donepezil, as we initiated the second BE study and several supportive clinical studies in the first quarter of fiscal 2018, and a $2.3 million increase in expense for preclinical development work on several proprietary feasibility programs. This increased investment was partially offset by a $1.4 million decrease in expense for our other proprietary programs as we prioritized Corplex Donepezil ahead of our other clinical-stage programs.

General and Administrative Expenses

General and administrative expenses increased $1.4 million, or 16%, for the nine months ended June 30, 2018 compared to the same period in fiscal 2017, primarily as a result of a $0.6 million increase in legal, consulting and outside services expenses, including one-time expenses related to the pursuit of alternative refinancing opportunities for the CRG term loan, and a $0.5 million increase in stock-based compensation expense.

Interest Expense

Interest expense increased $1.7 million, or 28%, for the nine months ended June 30, 2018 compared to the same period in fiscal 2017, primarily as a result of a $2.3 million increase in amortization of the debt discount and issuance costs related to the Convertible Notes.  This increase was partially offset by a decrease of $0.6 million in interest expense due to the repayment of the CRG term loan in March 2018, at which time interest no longer continued to accrue on that loan. The annual interest rate of the $52 million CRG loan was 15%, and the coupon rate of the $120 million Convertible Notes is 5%.

Liquidity and Capital Resources

With the exception of fiscal 2013, we have incurred losses from operations since fiscal 2006 and have an accumulated deficit of $259.0 million as of June 30, 2018. We have financed our operations primarily through the proceeds from the sale of equity securities, and various debt and capital lease financings.

During the nine months ended June 30, 2018, we issued $120.0 million aggregate principal amount of Convertible Notes due in 2025 (see Note 4 to our financial statements included in this Quarterly Report on Form 10-Q). We used the proceeds from the issuance of the Convertible Notes to prepay in full all outstanding borrowings, fees and other amounts due under the earlier term loan agreement with CRG.  With the addition of the $61.5 million net proceeds arising from the issuance of the Convertible Notes and simultaneous retirement of the CRG indebtedness, we believe that our existing cash and cash equivalents will be sufficient to fund operations as currently planned beyond the next 12 months. Consequently, we believe there is no longer substantial doubt regarding our ability to continue as a going concern because we are no longer required to maintain compliance with covenants related to liquidity or revenues. Our unaudited condensed financial statements as of June 30, 2018 included in this Quarterly Report on Form 10-Q have been prepared under the assumption that we will continue as a going concern for the next 12 months.

Description of Certain Indebtedness — We have borrowed funds from a variety of sources, including Convertible Notes, a term loan with CRG, and notes payable with lessors for tenant improvements to our leased facilities.

Since 2012, we had borrowed $45.0 million from CRG pursuant to a term loan agreement and subsequent amendments thereto. The amended agreement provided for a maximum borrowing of $45.0 million, excluding payment-in-kind, or PIK, notes. The amended agreement required interest to be paid quarterly at a simple annual rate of 15%, and all outstanding principal be repaid in four equal quarterly payments beginning on September 30, 2018, with interest continuing to accrue on the unpaid principal at a simple annual rate of 15%. In addition, the amended agreement contained a provision whereby we could, at each quarterly payment due date on or prior to June 30, 2018, choose to convert that portion of each quarterly interest obligation equal to 3.5% of the then-outstanding principal into PIK notes. Since inception of the amended agreement, we converted $7.5 million of interest into PIK notes, each of which were added to the then-outstanding principal. Amounts outstanding under the term loan agreement were collateralized by all of our assets.

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

On March 5, 2018, we terminated the term loan agreement with CRG, as amended, and prepaid in full all outstanding borrowings, fees and other amounts due thereunder, in an aggregate amount of approximately $54.8 million plus accrued interest. This amount included total prepayment fees equal to 4.25% of the principal amount then outstanding.  The loss on extinguishment of the CRG debt was $2.3 million and is included in our Statement of Operations and Comprehensive Loss for the three and nine months ended June 30, 2018 presented with our financial statements in this Current Report on Form 10-Q. We were in continuous compliance with the financial covenants from inception through termination of the CRG loan.

In March 2018, we issued $120.0 million aggregate principal amount of convertible senior notes due 2025, which aggregate principal amount included the exercise in full by the initial purchaser of the Convertible Notes of an option to purchase $20.0 million of such Convertible Notes.  The Convertible Notes are senior, unsecured obligations and accrue interest at an interest rate of 5.00% per year, payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018.  The Convertible Notes have a maturity date of March 15, 2025, unless earlier converted or repurchased in accordance with their terms.  We received $116.2 million in net proceeds from the sale of the Convertible Notes, after deducting payments for offering fees and expenses of $3.8 million.

The Convertible Notes were issued pursuant to an indenture, dated as of March 5, 2018, by and between us and U.S. Bank National Association, as trustee, or the Indenture.  Pursuant to their terms, the Convertible Notes will be convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, as discussed in more detail below. The Convertible Notes have an initial conversion rate of 58.0552 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $17.22 per share of common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, including but not limited to, stock splits and dividends, rights offerings, cash dividends, or a make-whole fundamental change (as described in the Indenture).

We may not redeem the Convertible Notes prior to March 15, 2022.  We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after March 15, 2022 if certain conditions are met, including, but not limited to, if the last reported sales price per share of our common stock has exceeded 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter.

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

We also have other credit facilities under which we have borrowed funds, including notes payable to lessors for tenant improvements of leased facilities. For further details, see Note 7 to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which was filed with the SEC on December 29, 2017.

In connection with certain of our partner arrangements, our partners purchase equipment that we use in the production and development of their products. This reduces our need for financing and lowers the manufacturing cost of these products for those partners, but generally limits our ability to use this equipment for our own or other partners’ products.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended June 30,
	2018	2017
Cash used by operating activities	$(32,380)	$(27,153)
Cash used by investing activities	(4,827)	(2,787)
Cash provided by financing activities	62,264	56,670

Cash Flows from Operating Activities  — Cash used by operating activities for the nine months ended June 30, 2018 was $32.4 million, primarily driven by our net loss of $43.7 million, as we continued to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $9.0 million, were all consistent with normal operations with the exception of the $2.2 million loss on extinguishment of long-term debt and the $0.6 million of other income. The $2.3 million in cash provided by changes in operating assets and liabilities as of June 30, 2018 compared to their balances as of September 30, 2017 was the result of offsetting sources and uses of cash, consisting primarily of:

•	$1.1 million in cash provided by a decrease in accounts receivable, primarily related to lower revenue for the three months ended June 30, 2018;

•	$1.0 million in cash provided by an increase in accrued expenses and other current liabilities primarily related to the higher amount of clinical trial expenses accrued but not paid;
•	$0.6 million in cash provided by a decrease in inventory levels due primarily to the decreased production of generic products for the three months ended June 30, 2018; and
•

$0.2 million in cash provided by an increase in accounts payable, resulting primarily from increased research and development expenses, including clinical trial costs invoiced but not paid; partially offset by:

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

Cash used by operating activities for the nine months ended June 30, 2017 was $27.2 million, primarily driven by our net loss of $34.9 million, as we continued to generate negative cash flows from operations as a result of research and development spending in excess of cash flows provided by our commercial activities. Depreciation, amortization, stock-based compensation and other non-cash expenses, totaling $5.7 million, were all consistent with normal operations. The $2.0 million cash provided by net operating assets and liabilities was the result of offsetting sources and uses of cash, including:

•

$2.5 million in cash provided by an increase in accounts payable, resulting primarily from increased research and development expenses, including clinical trial costs, raw material purchases, and legal and professional fees invoiced but not paid as of June 30, 2017; and

•

$0.2 million in cash provided by a decrease in prepaid expenses and other current assets at June 30, 2017, compared to September 30, 2016, primarily related to monthly amortization of prepaid insurance balances, partially offset by:

•	a $0.3 million use of cash from a decrease in the recall liability, primarily reflecting the ongoing payments made on a quarterly basis to reduce this liability;
•

a $0.2 million use of cash from an increase in accounts receivable, primarily related to increased receivables outstanding at June 30, 2017 compared to September 30, 2016, as a result of increased contract research and development activities during the nine months ended June 30, 2017; and

•	a $0.2 million use of cash from a decrease in deferred contract revenues.

Cash Flows from Investing Activities  — Cash used by investing activities for the nine months ended June 30, 2018 was $4.8 million, consisting of capital expenditures of $4.0 million for equipment and leasehold improvements to support operations, including the acquisition of a new production line for P&G, and expenditures of $0.8 million relating to the acquisition of patent and licensing rights.

Cash used by investing activities for the nine months ended June 30, 2017 was $2.8 million, consisting of capital expenditures of $2.0 million for equipment and leasehold improvements to support operations, and expenditures of $0.8 million relating to the acquisition of patent and licensing rights.

Cash Flows from Financing Activities — Cash provided by financing activities for the nine months ended June 30, 2018 was $62.3 million, consisting primarily of $120.0 million in cash provided by proceeds from the issuance of the Convertible Notes, $0.4 million in cash provided by proceeds from the issuance of common stock under our 2014 ESPP, and $0.4 million provided from the exercise of stock options. The cash provided by financing activities was partially offset by a $54.8 million use of cash for prepayment in full of all outstanding borrowings, fees and other amounts due under the CRG term loan, and a $3.8 million use of cash for payment of issuance costs associated with the Convertible Notes.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2018 (in thousands):

	Payments Due by Period
	Less Than			More Than
Contractual Obligations:	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
Convertible notes obligations	$—	$—	$—	$120,000	$120,000
Interest on convertible notes obligations	6,167	12,000	12,000	12,000	42,167
Long-term debt obligations	49	108	124	105	386
Interest on long-term debt obligations	25	40	24	6	95
Operating lease obligations	1,411	2,185	1,329	1,205	6,130
Total contractual obligations	$7,652	$14,333	$13,477	$133,316	$168,778

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)”, or ASU 2014-09. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in “Revenue Recognition, (Topic 605)” and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers.  In August 2015, the Financial Accounting Standards Board issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. These ASUs are effective for public companies with annual reporting periods, and interim periods within those years, beginning after December 15, 2017, and permits the use of either the retrospective or modified retrospective method, with early adoption permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which further clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which addresses narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition and provides a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which clarifies areas for correction or improvement in the Accounting Standards Codification.

We will adopt the new revenue recognition standard effective October 1, 2018, utilizing the modified retrospective method. We are in the process of evaluating the impact the adoption of this standard will have on our financial statements and have performed an initial review of our major contracts with partners.  Based on the initial reviews, we believe the adoption of the new standard will not have a significant quantitative impact on product revenues, as the timing of revenue recognition for product sales, profit sharing and royalties is not expected to significantly change.  For our collaboration and partner arrangements, the consideration we are eligible to receive under these arrangements typically consists of nonrefundable upfront payments, reimbursement of research and development costs and milestone payments.  We believe the adoption of the new standard will not have a significant quantitative impact on the revenue recognition of the reimbursement of research and development costs as the timing of the revenue recognition is not expected to significantly change.  We continue to review the impact that this new standard will have on the timing of recognition for nonrefundable upfront payments and milestone payments as well as on our financial statement disclosures and have not made a determination on the impact to our financial statements. We are also evaluating changes to our accounting processes, internal controls and disclosures required to support the new standard

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, or ASU 2016-02, which supersedes existing guidance on accounting for leases in “Leases (Topic 840)” and generally requires separating leases into liability and asset components to be presented in the statement of financial position. Certain qualitative disclosures are also required to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. The provisions of ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are evaluating the effect, if any, this ASU may have on our future financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting (Topic 718).”  This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification, and provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply the modification accounting described in Topic 718. This guidance states that an entity should account for the effects of a modification unless all three of the following conditions are met:

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

This ASU is effective for annual periods beginning after December 15, 2017 and we will adopt the standard effective October 1, 2018. The adoption of this standard is not expected to have a material impact on our future financial position, results of operations or cash flows.

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

The SEC staff issued Staff Accounting Bulletin 118, or SAB 118, which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the 2017 Tax Act enactment date for companies to complete the accounting under ASC 740, “Income Taxes”. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company is unable to determine such a provisional estimate, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

Although our analysis of the 2017 Tax Act is incomplete, we do not currently have the necessary information available, prepared, or analyzed in sufficient detail to make reasonable estimates of the impact of the 2017 Tax Act on our financial statements, we expect there will be no impact on our financial statements due to the full valuation allowance applied to our deferred tax assets.

The 2017 Tax Act also limits the use of Net Operating Loss carryforwards, or NOLs, generated after December 31, 2017 to 80% of taxable income.  We do not expect profitability in the near term, nor have we conducted an analysis of our NOLs generated to date, so the future impact of such NOL limitations is not yet known.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business.  These risks primarily include interest rate sensitivities as follows:

Interest Rate Risk

We had cash and cash equivalents of $82.5 million as of June 30, 2018.  Our cash and cash equivalents are held in a variety of interest-earning instruments, including money market funds.  Such interest-earning instruments carry a degree of interest rate risk.  To date, fluctuations in interest income have not been significant.  We have borrowed $120.0 million under the Convertible Notes. The interest rate of our borrowings under the Convertible Notes is fixed.  As of June 30, 2018, the carrying value of the Convertible Notes, net of the portion of proceeds allocated to equity and net of debt discount and issuance costs was $70.0 million.  A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

We have incurred significant operating and net losses since our inception. For fiscal 2017, we recorded net revenues of $31.9 million and net loss of $47.8 million. For fiscal 2016, we recorded net revenues of $33.0 million and net loss of $36.7 million. For the nine months ended June 30, 2018, we recorded net revenues of $27.0 million and net loss of $43.7 million. As of June 30, 2018, we had stockholders’ equity of $24.9 million. We expect to continue to incur net operating losses for at least the next several years as we seek to advance our products through clinical development and regulatory approval, prepare for and, if approved, proceed to further commercialization, and expand our operations. Our ability to generate sufficient revenues from our existing products or from any of our product candidates in development, and to transition to profitability and generate consistent positive cash flow is uncertain, and we may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. In particular, we expect our operating expenses and research and development expenses to continue to increase in the near-term as we expand our operations and continue to invest in our proprietary technologies and products, and may not be able to generate sufficient revenues to offset this anticipated increase in expenses.

We are dependent on the commercial success of our Clonidine TDS, Fentanyl TDS and Crest Whitestrips, and although we are generating revenues from sales of our products, there may be additional declines in revenues generated by our Clonidine TDS and Fentanyl TDS products.

We anticipate that, in the near term, our ability to become profitable will depend upon the commercial success of the products marketed by our partners. To date, we have generated limited revenues from sales of these products and, in addition, we have incurred liability in the past in association with product recalls of Fentanyl TDS. Our Fentanyl TDS product revenues in fiscal 2017 and fiscal 2016 were $2.2 million and $6.4 million, respectively. In March 2017, Mayne acquired the rights to the transdermal fentanyl agreements from Par and is marketing the product in the United States. Our product revenues from Fentanyl TDS declined in fiscal 2017 compared to fiscal 2016 as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. We expect that our revenues from Fentanyl TDS in fiscal 2018 and beyond will be lower than fiscal 2017 as a result of continued pressure on market pricing and the timing of orders from Mayne.

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

Our product revenues from Clonidine TDS in fiscal 2017 and fiscal 2016 were $3.7 million and $6.8 million, respectively. The product revenues in fiscal 2017 decreased compared to fiscal 2016 due to increased competition resulting in fewer units shipped, and lower profit sharing earned as Mayne’s market share and pricing both declined. Although we expect that our product revenues from Clonidine TDS in fiscal 2018 may be higher than fiscal 2017 revenues, product revenues beyond 2018 could be impacted by these trends as well as those factors described in further detail in “—Continued consolidation in the pharmaceutical industry, and particularly in the generic pharmaceutical industry, could impact our existing partnerships, products and product candidates and cause disruption in our business.”

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

The majority of our revenues come from only a few partners. For fiscal 2017, three partners, Mayne, P&G and Agile, individually comprised approximately 22%, 53%, and 18%, respectively, of our total revenues, and for the nine months ended June 30, 2018, the same three partners individually comprised approximately 23%, 55% and 21%, respectively. We expect that revenues from a limited number of partners will continue to account for a large portion of our revenues in the future. The loss by us of any of these partners, or a material reduction in their purchases or their market pricing or a failure to obtain regulatory approval for any of our partners’ pipeline products, could harm our business, results of operations, financial condition and prospects. In addition, if any of these partners were to fail to pay us in a timely manner, it could harm our cash flow.

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

At any time, we or our partners may decide to discontinue the development of a drug product candidate or not to continue commercializing a marketed product for a variety of reasons, including the appearance of new technologies that make our product obsolete, the position of our partner in the market, competition from a competing product, stability or other manufacturing issues related to the product or product candidate, failure of our partners or us to design and conduct successful clinical trials or obtain regulatory approval for our product candidates, unacceptable safety profile of a product candidate, or changes in or failure to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our partners terminates a development program or ceases to market an approved or commercial product, we will not receive any future milestone payments, royalties or transfer payments relating to that program or product under our partnership agreement with that party.

Near-term product revenue growth relies on the success of the Twirla contraceptive patch.

Near-term growth in our product revenues will require the approval and successful launch of Agile’s product candidate, the Twirla® contraceptive patch, also referred to as AG200-15. Our collaboration partner Agile, who is responsible for funding and conducting all clinical trials for Twirla, has conducted Phase 3 clinical studies and filed a New Drug Application, or NDA, with the FDA for Twirla in April 2012. The FDA issued a Complete Response Letter, or CRL, in February 2013, identifying certain issues, including a request for additional clinical data from an additional Phase 3 clinical trial, as well as chemistry, manufacturing and control, or CMC, information, which needed to be addressed before approval could be granted. In January 2017, Agile announced top-line data from its third Phase 3 clinical trial initiated after receipt of the 2013 Complete Response Letter. In June 2017, Agile resubmitted its NDA and, in July 2017, the FDA notified Agile of its acceptance of the resubmitted NDA for review. Agile’s PDUFA goal date for the resubmission was December 26, 2017.

On December 22, 2017, Agile disclosed that the FDA had issued a Complete Response Letter in response to the resubmission of its NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile reported that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that observations noted during an inspection of our facility must be resolved. Agile further reported that the CRL also recommended that Agile address the implications of clinical trial subject patch compliance, and withdrawal and dropout rates. Agile has disclosed that it has met with the FDA in April 2018 in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla, and the FDA informed Agile that it continued to have significant concerns regarding the adhesion properties of Twirla in Agile’s clinical trials, and that Agile needed to address the Twirla in vivo adhesion properties by reformulating the transdermal system and conducting a formal adhesion study with the new formulation. In June 2018, Agile submitted a formal dispute resolution request to the FDA. The dispute pertains to the determination from the FDA’s reviewing Division of Bone, Reproductive and Urologic Products, or DBRUP, that concerns surrounding the in vivo adhesion properties of Twirla prevent its approval and cannot be addressed through Agile’s proposed patient compliance programs. In July 2018, Agile reported that the Office Director of the FDA’s Office of Drug Evaluation III, or ODEIII, has affirmed the position of DBRUP and denied their appeal of the CRL. In addition, Agile disclosed that it intends to appeal the ODEIII decision to the Office of New Drugs. We cannot assure you that Agile will be able to ultimately obtain regulatory approval for the Twirla product candidate, or that we will receive FDA approval to manufacture the product. If we or Agile fail to achieve any of these critical activities, or experience significant delays in doing so, our near-term growth prospects would be limited, and it would create uncertainty around the value and usefulness of the Twirla manufacturing facility and equipment.

Since 2003, we have devoted substantial resources to the development of the Twirla contraceptive patch in collaboration with Agile. The success of the Twirla product would be an important factor in the growth of our manufacturing business over the next few years. We received revenues from scale-up and manufacture of this product in calendar 2017, and, prior to Agile’s announcement on December 22, 2017 that it had received a CRL on its NDA for this product candidate, we had expected additional revenues from the remaining scale-up activities as well as commercial manufacture beginning in fiscal 2018. We expect that the CRL and the subsequent dispute resolution process that Agile has initiated will delay Twirla commercial manufacturing revenues, if any, to after fiscal 2018 and, based on the FDA responses reported by Agile to the issues raised in the CRL, we also expect a reduction in our remaining 2018 contract research and development revenues, the majority of which were expected to come from pre-commercial activities related to Twirla. Further, if Twirla is not approved and launched, or if we are not approved as a manufacturer of Twirla, we will not realize our anticipated revenue growth. In addition, we have not agreed upon certain commercial terms related to the commercial supply of Twirla to Agile, including transfer pricing, which require further negotiation. If we are unable to agree upon terms, this could further delay the launch timing of the product and negatively impact our revenues.

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

We are required to demonstrate the safety and efficacy of products that we develop for each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. In addition, we cannot be assured that we will be able to maintain our planned timelines. Even successfully completed large-scale clinical trials may not result in marketable products. If any of our product candidates fail to achieve the primary endpoint in clinical trials, if safety issues arise or if the results from our clinical trials are otherwise inadequate to support regulatory approval of our product candidates, commercialization of that product candidate could be delayed or halted. In addition, we may face challenges in clinical trial protocol design.

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

U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various other bodies that promulgate and interpret appropriate accounting principles. These principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers, (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition, (Topic 605).” We anticipate adopting this new standard on the effective date of October 1, 2018, utilizing the modified retrospective method. We are in the process of evaluating the impact the adoption of this standard will have on our financial statements and evaluating potential changes to our accounting processes, internal controls and disclosures required to support the new standard. Any additional new accounting standards could have a significant effect on our reported financial results, which could in turn cause our stock price could decline. For further discussion, see “—Recent Accounting Pronouncements.”

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

Although our analysis of the 2017 Tax Act is incomplete, we do not currently have the necessary information available, prepared, or analyzed in sufficient detail to make reasonable estimates of the impact of the 2017 Tax Act on our financial statements, we expect there will be no impact on our financial statements due to the full valuation allowance applied to our deferred tax assets.

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

Furthermore, under the Tax Cuts and Jobs Act of 2017, although the treatment of tax losses generated in taxable years ending before January 1, 2018 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under our existing collaboration arrangements, as well as any potential future collaboration and license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, fewer units sold or decreased unit pricing of certain marketed products directly reduces our profit sharing revenues. In connection with Teva’s acquisition of the generic business of Allergan, it divested the Clonidine TDS product to Mayne in August 2016. Since the acquisition, Mayne has had a lower market share and reduced pricing compared to Teva, and if either of those trends continue or accelerate, it would adversely affect our operating results. In addition, product revenues related to Fentanyl TDS declined in fiscal 2017 compared to fiscal 2016 as a result of a significant decrease in demand and the continued impact of increased competition from other generic companies. There have been, and will likely continue to be, material variations in quantities of Fentanyl TDS ordered by Mayne from quarter to quarter, and we expect that our product revenues from Fentanyl TDS in fiscal 2018 and beyond will be lower than fiscal 2017 as a result of continued pressure on market pricing and the timing of orders from Mayne. Furthermore, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair market value of the award as determined by our board of directors, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price, stock price volatility, and industry comparables, the magnitude of the expense that we must recognize may vary significantly. Finally, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

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

Since 2010, the FDA has inspected our facility several times and has issued Forms 483 identifying inspectional observations. Our most recent inspection was a general inspection and a pre-approval inspection for the Twirla NDA product in the fall of 2017, pursuant to which the FDA issued a Form 483 with three observations. We have promptly responded to these observations as a part of our ongoing obligations under the FDA’s quality system regulation. The FDA has advised us that the status of our manufacturing facilities remain at Voluntary Action Indicated, or VAI, which means that no regulatory action by the FDA is required. We have not received approval for commercial manufacture of the Twirla product, for which an NDA submitted by Agile has not yet been approved, and cannot assure you that we will receive approval in the future.

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

There has been an increased public awareness of the problems associated with the potential for abuse of opioid-based medications. Federal, state and local governmental agencies have increased their level of scrutiny of commercial practices of companies marketing and distributing opioid products, resulting in investigations, litigation and regulatory intervention affecting other companies. A number of counties and municipalities have filed lawsuits against pharmaceutical wholesale distributors, pharmaceutical manufacturers and retail chains related to the distribution and/or sale of prescription opioid pain medications. Policy makers and regulators are seeking to reduce the impact of opioid abuse on families and communities and are focusing on policies aimed at reversing the potential for abuse. In furtherance of those efforts, FDA has developed an Action Plan and has committed to enhance safety labeling, require new data, strengthen post-market requirements, update the REMS program, expand access to and encourage the development of abuse-deterrent formulations and alternative treatments, and re-examine the risk-benefit profile of opioids to consider the wider public health effects of opioids, including the risk of misuse. For example, at the FDA’s request, Endo Pharmaceuticals, Inc. voluntarily withdrew its opioid OPANA® ER from the market due to the FDA’s concerns regarding the risks associated with use of the product. Several states also have passed laws and have employed other clinical and public health strategies to curb prescription drug abuse, including prescription limitations, increased physician education requirements, enhanced monitoring programs, tighter restrictions on access, greater oversight of pain clinics, and tax assessments on the distribution and/or sale of opioids. This increasing scrutiny and related governmental and private actions, even if not related to a product that we make, could have an unfavorable impact on the overall market for opioid-based products such as our Fentanyl TDS product, or otherwise negatively affect our business.

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

On December 22, 2017, Agile announced that the FDA had issued a Complete Response Letter in response to the resubmission of their NDA, which stated that the FDA could not approve Agile’s NDA in its current form. Agile disclosed that the CRL identified deficiencies relating to quality adhesion test methods, the need for Agile to address whether the in vivo adhesion properties of Twirla may have contributed to the SECURE Phase 3 clinical trial results, and also stated that the observations noted during the inspection of our facility must be resolved. Agile further reported that the CRL also recommended that Agile address the implications of clinical trial subject patch compliance and withdrawal and dropout rates. Agile disclosed that it has met with the FDA in April 2018 in a Type A meeting to discuss the deficiencies in the Twirla NDA and the regulatory path for approval of Twirla, and the FDA informed Agile that it continued to have significant concerns regarding the adhesion properties of Twirla in Agile’s clinical trials, and that Agile needed to address the Twirla in vivo adhesion properties by reformulating the transdermal system and conducting a formal adhesion study with the new formulation. In June 2018, Agile submitted a formal dispute resolution request to the FDA. The dispute pertains to the determination from the FDA’s reviewing Division of Bone, Reproductive and Urologic Products, or DBRUP, that concerns surrounding the in vivo adhesion properties of Twirla prevent its approval and cannot be addressed through Agile’s proposed patient compliance programs. In July 2018, Agile reported that the Office Director of the FDA’s Office of Drug Evaluation III, or ODEIII, has affirmed the position of DBRUP and denied their appeal of the CRL.  In addition, Agile disclosed that it intends to appeal the ODEIII decision to the Office of New Drugs. Even if Twirla is eventually approved by the FDA, Mylan has successfully marketed a generic version of the Ortho Evra contraceptive patch since April 2014, so the Twirla product may face established competition in the contraceptive patch market. In addition, the FDA conducted a pre-approval inspection of our manufacturing facility for the Twirla NDA in the fall of 2017 and we have not yet received approval for commercial manufacture of the Twirla product. We cannot assure you that Agile will be able to obtain regulatory approval for the Twirla product, or successfully launch and commercialize the product, or that we will receive approval to manufacture the product, any of which would limit our near-term growth prospects, and would create uncertainty around the value and usefulness of our Twirla manufacturing facility and equipment. We have one partnered product candidate that is the subject of a pending ANDA submitted by our partner to the FDA, and other product candidates in clinical development. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries. Obtaining approval of an NDA or ANDA (or foreign equivalents) is a lengthy, expensive and uncertain process. The FDA and other regulatory authorities in foreign countries also have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons.

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

Any of our product candidates may fail to achieve their specified endpoints in clinical trials. For example, while we have received positive results in the Corplex Donepezil pilot bioequivalence study, the FDA may ultimately request additional clinical data in the context of an NDA review. If that were to occur, future studies may not be consistent with these earlier positive results. Although we have stored the blood samples from the second BE study for later analysis, there can be no assurances that the samples will remain stable throughout the length of the NDA review period. In addition, we are required to perform certain ancillary studies to be included in our NDA submission and we cannot guarantee that the results of these studies will be positive. Further, we cannot be assured that we will be able to maintain our planned timelines. Also, product candidates may not be approved even if they achieve their specified endpoints in clinical trials. The FDA may disagree with the design of clinical trials and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we or our partners request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims that we or our partners believe are necessary or desirable for the successful commercialization of our product candidates.

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

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We or our partners may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we or our partners view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. Even after the completion of Phase 3 or other pivotal clinical studies such as bioequivalence studies, we may have to address additional issues raised by the FDA in response to the NDA or ANDA filed by us or our partners, such as the issues with the Agile contraceptive patch. In the event that we or our partners abandon or are delayed in the clinical development efforts related to our product candidates, we may not be able to execute on our business plan effectively, we may not be able to become profitable, our reputation in the industry and in the investment community could be significantly damaged and our stock price could decrease significantly.

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

We believe that the development of our Corplex Donepezil product candidate includes certain inventions that are unique and not duplicative of any prior art and we have filed multiple patent applications covering these inventions. We have had two U.S. patents issue, however there can be no assurance that we will be successful in obtaining issued patents from the remaining patent applications related to our Corplex Donepezil technology.

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

The degree of future protection of our proprietary rights is uncertain. Patent protection may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we might not have been the first to invent or the first to file the inventions covered by each of our pending patent applications and issued patents;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	the patents of others may have an adverse effect on our business;
•	any patents we obtain or our licensors’ issued patents may not encompass commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties;
•	any patents we obtain for our in-licensed issued patents may not be valid or enforceable; or
•	we may not develop additional proprietary technologies that are patentable.

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
•

the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC and announcements relating to our or our partners’ interactions with the FDA or any foreign regulatory agency, litigation or other disputes, strategic transactions, intellectual property or fentanyl or other controlled substances impacting us or our business;

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

On December 30, 2015, we entered into a sales agreement with Cantor Fitzgerald & Co., as agent, pursuant to which we were able to offer and sell shares of our common stock with aggregate proceeds of up to $20.0 million. As of June 30, 2018, all of the shares of common stock available for sale pursuant to the sales agreement remained available to be sold.  The offer and sale of these shares will require the filing of a new registration statement, or an amendment to an existing one, because the registration statement on Form S-3 that was filed with the SEC on May 8, 2015 (File No. 333-204025), including the related prospectus that covered the offer and sale of shares pursuant to the agreement with Cantor Fitzgerald, has expired. Sales of these shares could have a material adverse effect on the market price of our common stock.

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

On June 7, 2018, we filed a registration statement on Form S-3 (File No. 333-225497), which was declared effective by the SEC on July 18, 2018, that registers the offer and sale of up to $150,000,000 aggregate dollar amount of our securities in one or more offerings, in amounts, at prices and on the terms that we will determine at the time of the offering and which will be set forth in a prospectus supplement and any related free writing prospectus.  Any sales of these securities could have a material effect on the market price of our common stock.

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

The Convertible Notes are convertible into shares of our common stock at an initial conversion rate of 58.0552 shares of common stock per $1,000 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $17.22 per share of common stock. As of June 30, 2018, the Convertible Notes were convertible into 6,968,641 shares of our common stock. The conversion rate and the corresponding conversion price will be subject to adjustment upon the occurrence of certain events, including, but not limited to, stock splits and dividends, rights offerings, cash dividends, or a make-whole fundamental change, but will not be adjusted for any accrued and unpaid interest. The conversion of some or all of the Convertible Notes into shares of our common stock will dilute the ownership interests of existing stockholders. In addition, we are required to repay amounts due under the Convertible Notes in the event that there is an event of default for the Convertible Notes. There can be no assurance that we will be able to repay this indebtedness when due, or, if necessary, that we will be able to refinance this indebtedness on acceptable terms or at all.

As a result of the issuance of the Convertible Notes, we have approximately $120 million of long-term indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

The Convertible Notes are our senior, unsecured obligations and will rank equal in right of payment with any of our future senior, unsecured indebtedness, senior in right of payment to any future indebtedness that is expressly subordinated to the Convertible Notes and effectively subordinated to any of our future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.  As of June 30, 2018, we had approximately $120 million of long-term indebtedness. The Indenture governing the Convertible Notes does not prohibit us from incurring additional indebtedness, including senior or secured indebtedness, in the future.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Menlo Park, State of California, on August 10, 2018.

CORIUM INTERNATIONAL, INC.

By:	/s/ Peter D. Staple
Peter D. Staple
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer
(Principal Financial Officer)